Form 10-Q
period 1998-03-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 1998-06-01
CIK 1050025

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR
  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER: 000-23889

                         -------------------------------

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

               DELAWARE                                    76-0553110
      (STATE OR OTHER JURISDICTION OF                      (I.R.S.EMPLOYER
      INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

      10375 RICHMOND AVENUE, SUITE 1620
             HOUSTON, TEXAS                                        77042
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 361-2500

                         -------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No X *
                                             ---    ---

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at May 28, 1998, was 7,746,199. The number of shares of Restricted Common Stock of the Registrant, par value $.001 per share, outstanding at May 28, 1998, was 242,760.

* The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on April 16, 1998.

================================================================================

ITEM 1.      FINANCIAL STATEMENTS

GENERAL INFORMATION - The following historical consolidated financial statements of BrightStar Information Technology Group, Inc. (the "Company" or "BrightStar") are the historical financial statements of Brian R. Blackmarr and Associates, Inc. ("Blackmarr"), which became a wholly owned subsidiary of BrightStar in April 1998, and has been identified as the "accounting acquirer" for BrightStar's financial reporting purposes in connection with the purchase acquisitions described in Notes 1 and 2 to the following financial statements.

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               DECEMBER 31,    MARCH 31,
ASSETS                                                                            1997           1998
                                                                                ----------    ----------

CURRENT ASSETS:
  Cash and cash equivalents                                                     $    2,994    $   64,051
  Trade accounts receivable, net of allowance for doubtful accounts
    of $451,534 and $224,632, respectively                                       4,202,180     4,762,635
  Accounts receivable - employees                                                    3,355         7,632
  Income tax refund receivable                                                      37,515        19,039
  Unbilled revenue                                                                 652,711       737,529
  Deferred tax asset                                                               161,564       161,564
                                                                                ----------    ----------

      Total current assets                                                       5,060,319     5,752,450

PROPERTY AND EQUIPMENT - Net                                                       276,753       238,763

DEFERRED TAX ASSET                                                                  31,541        31,541

OTHER ASSETS                                                                        56,759        73,570
                                                                                ----------    ----------

TOTAL ASSETS                                                                    $5,425,372    $6,096,324
                                                                                ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $  423,143    $1,483,868
  Line of credit                                                                   847,764       672,764
  Current maturities of notes payable                                              213,185       191,389
  Current maturities of capital lease obligations                                   64,322        46,175
  Accrued salaries and payroll taxes                                               675,669       747,355
  Other accrued expenses                                                         1,935,260       582,934
  Income taxes payable                                                                --          95,800
  Deferred revenue                                                                 621,329     1,352,012
                                                                                ----------    ----------

      Total current liabilities                                                  4,780,672     5,172,297

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, no par value - 100,000 shares authorized,
    13,068 shares issued and outstanding                                           318,068       318,068
  Retained earnings                                                                326,632       605,959
                                                                                ----------    ----------

      Total stockholders' equity                                                   644,700       924,027
                                                                                ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $5,425,372    $6,096,324
                                                                                ==========    ==========


See notes to consolidated financial statements.

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTH PERIOD
                                                            ENDED MARCH 31,
                                                         1997             1998
                                                      -----------     -----------

REVENUES                                              $ 3,003,438     $ 5,108,881

COST OF REVENUES                                        2,400,249       4,177,123
                                                      -----------     -----------

      Gross profit                                        603,189         931,758

OPERATING EXPENSES:
  Selling, general and administrative                     361,129         494,828
  Stock compensation expense                              305,000            --
  Depreciation and amortization                            25,702          30,556
                                                      -----------     -----------

      Total operating expenses                            691,831         525,384
                                                      -----------     -----------

INCOME (LOSS) FROM OPERATIONS                             (88,642)        406,374

OTHER INCOME                                               13,105           1,052

INTEREST EXPENSE                                          (25,251)        (32,299)
                                                      -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                        (100,788)        375,127

INCOME TAX EXPENSE                                           --            95,800
                                                      -----------     -----------

NET INCOME (LOSS)                                     $  (100,788)    $   279,327
                                                      ===========     ===========


See notes to consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                COMMON STOCK                     TOTAL
                                            --------------------    RETAINED  STOCKHOLDERS'
                                             SHARES      AMOUNT     EARNINGS     EQUITY
                                            --------    --------    --------    --------
BALANCE, DECEMBER 31, 1997                    13,068    $318,068    $326,632    $644,700

   Net income                                                        279,327     279,327
                                            --------    --------    --------    --------

BALANCE, MARCH 31, 1998                       13,068    $318,068    $605,959    $924,027
                                            ========    ========    ========    ========


See notes to consolidated financial statements.

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                         ---------------------------
                                                                                             1997            1998
                                                                                         -----------     -----------

OPERATING ACTIVITIES:
  Net income (loss)                                                                      $  (100,788)    $   279,327
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                               25,702          30,556
  Additions (reductions) to allowance for doubtful accounts                                   31,611        (226,902)
  Compensation expense on issuance of common stock                                           305,000
  Cash provided by (used in) operating working capital:
  Trade accounts receivable                                                                 (683,048)       (333,553)
  Accounts receivable - employees                                                              2,397          (4,277)
  Income tax refund receivable                                                                  --            18,476
  Unbilled revenue                                                                          (143,854)        (84,818)
  Other assets                                                                                20,070         (16,811)
  Accounts payable                                                                           (18,695)      1,060,725
  Accrued salaries and payroll taxes                                                         209,792          71,686
  Other accrued expenses                                                                     130,545      (1,352,326)
  Income taxes payable                                                                          --            95,800
  Deferred revenue                                                                           132,949         730,683
                                                                                         -----------     -----------

      Net cash provided by (used in) operating activities                                    (88,319)        268,566
                                                                                         -----------     -----------

INVESTING ACTIVITIES - Retirements (additions) of property and equipment                        (601)          7,434
                                                                                         -----------     -----------

FINANCING ACTIVITIES:
  Borrowings under (payments on) line of credit                                               37,000        (175,000)
  Proceeds from (payments on) notes payable and capital lease obligations                     54,720         (39,943)
  Proceeds from issuance of common stock                                                       3,068
                                                                                         -----------     -----------


      Net cash provided by (used in) financing activities                                     94,788        (214,943)
                                                                                         -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                                  5,868          61,057

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                                           79,314           2,994
                                                                                         -----------     -----------

  End of year                                                                            $    85,182     $    64,051
                                                                                         ===========     ===========

SUPPLEMENTAL INFORMATION - Interest paid                                                 $    25,251     $    32,299
                                                                                         ===========     ===========


See notes to consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      BrightStar Information Technology Group, Inc. (the "Company" or "BrightStar") was formed to create a national provider of information technology consulting services. BrightStar has conducted no operations prior to April 16, 1998, and acquired the Founding Companies concurrently with and as a condition to the closing of its initial public offering on April 16, 1998.

      Concurrent with and as a condition to the closing of the offering, BrightStar acquired all of the outstanding capital stock or substantially all the net assets of Brian R. Blackmarr and Associates, Inc. ("Blackmarr"), Integrated Controls, Inc., Mindworks Professionals Education Group, Inc., Software Innovators, Inc., Zelo Group, Inc., Software Consulting Services America, LLC and SCS Unit Trust (the "Founding Companies"). The acquisitions will be accounted for using the purchase method of accounting, with Blackmarr being treated as the accounting acquirer, in accordance with Staff Accounting Bulletin No. 97 ("SAB 97").

      The accompanying historical consolidated financial statements include only the historical financial information for Blackmarr, the accounting acquirer, which elected to change its fiscal year-end from September 30 to December 31. These financial statements have not been audited. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three month periods ended March 31, 1998 and 1997, the Company's financial position at December 31, 1997 and March 31, 1998, and the cash flows for the three month periods ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

      Certain notes and other information have been condensed in or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's registration statement on Form S-1.

      The operating results of Blackmarr for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the Company for the entire year.

2.    ACQUISITION OF FOUNDING COMPANIES

      The following unaudited pro forma information gives effect to (i) the acquisitions (the "Acquisitions") by BrightStar of the outstanding capital stock or substantially all the net assets of the Founding Companies and
      (ii) a share exchange with BIT Investors, LLC ("BITI") and senior management of BrightStar for all outstanding common stock of BIT Group Services, Inc. ("BITG") and (iii) the closing of BrightStar's initial public offering and the application of the net proceeds therefrom. The unaudited pro forma information gives effect to the acquisitions, the share exchange and the offering as if they had occurred on January 1, 1998.

      The Company believes the combination of the Founding Companies will provide opportunities to improve operating margins and increase profitability, including the consolidation of certain duplicative administrative functions. The Company believes it will be able to achieve operating efficiencies by consolidating certain administrative functions. The pro forma financial information herein reflects neither expected savings nor margin improvements but does reflect management's estimate of certain incremental corporate general and administrative costs.

      The pro forma adjustments are based on preliminary estimates, available information and certain assumptions that management deems appropriate, but which may be revised as additional information becomes available. The pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on the dates assumed and is not necessarily representative of the Company's financial position or results of operations for any future period. Since the Founding Companies were not under common control or management, historical combined pro forma results may not be comparable to, or indicative of, future performance.

                                                                         THREE-MONTH PERIOD
                                                                        ENDED MARCH 31, 1998
                                                                        (IN THOUSANDS, EXCEPT
        PRO FORMA                                                          PER SHARE DATA)
        ---------                                                       --------------------
        Revenues                                                              $ 20,466
        Net income                                                            $    577
        Net income per share - diluted                                        $   0.07

      The computation of pro forma net income per share of common stock presented above is based on 8,476,235 shares of common stock outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      INTRODUCTION - BrightStar was organized in July 1997 to combine selected complementary businesses to provide enterprise-wide business and technology solutions to Fortune 1000 companies and other large organizations. BrightStar has entered into definitive agreements to acquire the Founding Companies concurrently with and as a condition to the closing of its initial public offering on April 16, 1998. Collectively, the Founding Companies provide IT services to a diverse client base. Each of the Founding Companies is specialized and generally provides its IT services to clients primarily based on daily rates (or time and materials charges).

      The Company's services and products include ERP software implementation, consulting, software application development systems integration, outsourcing, training, upgrade and support and related software products. The Company's services are performed at clients' locations and at the Company's facilities. In providing ERP implementation and other IT services, the Company generally assumes responsibility for project management and bills the client on a time and materials basis, although a small percentage of projects are billed on a fixed-price basis.

      Revenue is primarily recognized as services are rendered for time and materials charges or, to a lesser extent, using the percentage-of-completion method for fixed-priced contracts. The timing of revenue is difficult to forecast because the Company's sales cycle for certain of its services can be relatively long and is subject to a number of uncertainties, including clients' budgetary constraints, the timing of clients' budget cycles, clients' internal approval processes and general economic conditions. In addition, as is customary in the industry, the Company's engagements generally are terminable without client penalty. The Company's revenue and results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including but not limited to the rate of hiring and the productivity of revenue-generating personnel; the availability of qualified IT professionals; the significance of client engagements commenced and completed during a quarter; the number of business days in a quarter; changes in the relative mix of the Company's services; changes in the pricing of the Company's services; the timing and rate of entrance into new geographic or IT specialty markets; departures or temporary absences of key revenue-generating personnel; the structure and timing of acquisitions; changes in the demand for IT services; and general economic factors.

      Cost of revenue primarily consists of salaries (including non-billable and training time) and benefits for consultants. The Company generally strives to maintain its gross profit margins by offsetting increases in salaries and benefits with increases in billing rates.

      Selling, general and administrative expenses primarily consist of cost associated with (i) corporate overhead, (ii) sales and account management,
      (iii) telecommunications, (iv) human resources, (v) recruiting and training and (vi) other administrative expenditures.

      In July 1996, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 97 ("SAB 97") relating to business combinations immediately prior to an initial public offering. SAB 97 requires that these combinations be accounted for using the purchase method of accounting and requires that one of the companies be designated as the accounting acquirer. Accordingly, for financial statement presentation purposes, Blackmarr has been designated as the acquiring company because its current shareholders, in the aggregate, acquired more common stock than the former shareholders of any of the other Founding Companies in connection with the acquisitions. The excess of the aggregate purchase price paid for the Founding Companies other than Blackmarr over the fair value of the net assets to be acquired by BrightStar will be recorded as goodwill.

      RESULTS OF OPERATIONS - BLACKMARR - The following table presents certain selected data (and that data as a percentage of revenue) of Blackmarr on a historical basis for the periods indicated:

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                          1997                        1998
                                                                  ------------------          ------------------

        Revenue                                                   $ 3,003      100.0%         $ 5,109      100.0%
        Cost of revenue                                             2,400       79.9            4,177       81.8
        Selling, general and administrative
           expenses                                                   361       12.0              495        9.7
        Stock compensation expense                                    305       10.2                -        -
        Depreciation and amortization                                  26        0.8               31        0.6
                                                                  -------    -------          -------     ------

        Income (loss) from operations                             $   (89)      (2.9)%        $   406        7.9%
                                                                  =======    =======          =======     ======

      THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 - Revenue increased $2.1 million, or 70%, for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The increase resulted from the addition of new customer contracts representing an increase of $1.7 million, higher sales from the Education division of $.3 million due to expanded course offerings and higher student enrollment and increased sales of software products of $.1 million.

      COST OF REVENUE - Cost of revenue increased $1.8 million, or 74%, for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The increase for the period is proportional to the increase in sales and is directly related to the costs associated with the sales effort.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $.1 million, or 30%, for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. As a percentage of revenue, selling, general and administrative expenses decreased from 12.0% for the three months ended March 31, 1997, to 9.7% for the three months ended March 31, 1998. The decrease was attributable to the Company being able to increase revenue without substantial additions to the number of support personnel. The overall increase in selling, general and administrative expenses is primarily attributable to a proportional increase in bad debt expense related to higher sales.

      LIQUIDITY AND CAPITAL RESOURCES (BLACKMARR) - Accounts receivable increased $.56 million at March 31, 1998, compared to December 31, 1997, as a result of increased sales in its Consulting operations.

      At March 31, 1998, Blackmarr had $.67 million of borrowings outstanding under a revolving line of credit provided by a commercial bank. The borrowing capacity under the line of credit is $1.25 million, with interest payable monthly at prime lending rate plus 1%. Borrowings under the line of credit are due and payable on demand, are subject to a borrowing base calculation based upon 80% of eligible accounts receivable and are secured by Blackmarr's accounts receivable and guaranteed by Blackmarr's principal stockholder.

      LIQUIDITY AND CAPITAL RESOURCES (BRIGHTSTAR) - The Company is a holding company that will conduct all of its operations through its subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flow of its subsidiaries, cash available from lines of credit it may establish and the unallocated net proceeds of the offering.

      At March 31, 1998, on a pro forma combined basis, after giving effect to
      (i) the Acquisitions, (ii) the closing of the Offering and BrightStar's application of the net proceeds therefrom to pay the cash portion of the aggregate consideration for the Acquisitions and concurrently to repay certain indebtedness of the Founding Companies (approximately $7.3 million) and (iii) the repayment by BrightStar of advances from BITI under the BITI Loan Agreement, which have been used to fund payment of a part of the expenses of the Offering, the Company would have had an aggregate of approximately $13 million of cash and cash equivalents.

      The Company expects to install or upgrade its accounting and management information systems and to install an internal network and communications system to facilitate exchange of information among the Founding Companies. Management presently anticipates that expenditures for these items will total approximately $3.0 million over the next two years; however, no assurance can be made with respect to the actual timing and amount of such expenditures.

      The Company has received a commitment from Banque Paribas to provide a Credit Facility. The Company expects that under the Credit Facility, the Company will have available to it an aggregate of up to $30.0 million in borrowings, which will be divided into two tranches: (i) a revolving credit facility (the "Revolving Credit Facility"), providing for borrowings of up to $10.0 million and (ii) an acquisition facility (the "Acquisition Facility"), providing for borrowings of up to $20.0 million. Under the terms of the Banque Paribas commitment, the Revolving Credit Facility will be available to support working capital needs, to issue letters of credit, to refinance Founding Company indebtedness, if necessary, and for general corporate purposes; and the Acquisition Facility will be available to provide financing for acquisitions and capital expenditures. The Credit Facility will be secured by liens on substantially all of the Company's assets (including accounts receivable) and a pledge of the Company's equity interest in each of its subsidiaries. The Company expects that the Credit Facility will require the Company to comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payment of dividends. The Company anticipates that the Revolving Credit Facility will be available for advances and repayments through July 2001 and that, unless such facility is extended or renewed, all outstanding principal and accrued and unpaid interest under the Revolving Credit Facility will be due on such date. The Company anticipates that the Acquisition Facility will be available for advances and repayments through July 2000 and that the outstanding principal balance will then convert into a term loan payable over three years, with all remaining outstanding principal and accrued and unpaid interest due in July 2003. The Credit Facility will contain provisions requiring mandatory prepayment of outstanding borrowings from the issuance of debt or equity securities for cash, excluding certain equity issued in connection with future acquisitions, and cash realized in connection with permitted asset sales outside of the ordinary course of business. The Company is presently negotiating the definitive loan documents with Banque Paribas; however, there can be no assurance that the Company will enter into the Credit Facility on the terms described or that the Company will enter into any credit facility at all.

      The Company intends to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the issuance of additional equity, as well as through a combination of working capital, cash flow from operations and borrowings, including borrowings under the Credit Facility.

      The Company believes that cash flow from operations, borrowings under the Credit Facility and the unallocated net proceeds of the offering will be sufficient to fund its requirements for the foreseeable future.

      INFLATION - Due to the relatively low levels of inflation experienced in the last three years, inflation did not have a significant effect on the results of operations of any of the Founding Companies in those periods.

      YEAR 2000 COMPLIANCE - All of the Company's management information and other date-referenced systems, including computer software and hardware, are Year 2000 compliant. There are no internal matters, therefore, that will affect the Company's ability to process systems date-referenced information when the Year 2000 arrives. The Company does not know the extent to which the current preparedness of its external business associates could adversely affect the Company's business transactions. There can be no assurance that such associates will be compliant.

      COMPREHENSIVE INCOME - SFAS No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. For the Company, comprehensive income is the same as net income reported in the statements of consolidated operations, since there were no other items of comprehensive income for the periods presented.

      CHANGES IN ACCOUNTING STANDARDS - SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," will become effective in 1998. This statement establishes standards for defining and reporting business segments. The Company is currently determining its reportable segments. The adoption of SFAS No. 131 will not affect the Company's consolidated financial position, results of operations or cash flows.

      FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the performance of recently acquired businesses; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their information technology requirements; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities or existing government programs and the cost of attracting and retaining highly skilled personnel.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      This item is not applicable to the Registrant.

PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

      None.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

      This item is not applicable to the Registrant.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      The sole stockholder of the Company held a special meeting on January 26, 1998, to consider action with respect to an amendment to the certificate of incorporation of the Company, creating two million shares of a new class of capital stock designated as Restricted Common Stock. The sole stockholder of the Company held a special meeting on February 27, 1998, to approve and ratify the long-term incentive plan adopted by the Company's board of directors. Both actions were approved by the sole stockholder.

ITEM 5.      OTHER INFORMATION

      None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

 EXHIBIT
 NUMBER                                  DESCRIPTION
--------                                 -----------
  3.1      -- Certificate of Incorporation, as amended (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 3.1).
  3.2      -- Bylaws, as amended (incorporated by reference to the Company's
              Registration Statement on Form S-1, Commission file
              No. 333-43209, Exhibit 3.2)
  4.1      -- Specimen Common Stock Certificates (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 4.1).
  4.2      -- Agreement and Plan of Exchange dated December 15, 1997
              among BrightStar, BITG, BITI and the holders of the outstanding capital stock of BITG (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 4.2).
  4.3      -- Warrant dated as of August 14, 1997 issued to McFarland,
              Grossman and Company, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 4.3).
  4.4      -- Option Agreement dated as of December 16, 1997 between
              BrightStar and Brewer-Gruenert Capital Advisors, LLC. (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209,
              Exhibit 4.4).
 10.1      -- BrightStar 1997 Long-Term Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.1).
 10.2      -- Agreement and Plan of Exchange by and among BrightStar
              and the holders of the outstanding capital stock of Brian
              R. Blackmarr and Associates, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.2).
 10.3      -- Agreement and Plan of Exchange by and among BrightStar
              and the holders of the outstanding capital stock of Integrated Controls, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.3).
 10.4      -- Agreement and Plan of Exchange by and among BrightStar
              and the holders of the outstanding capital stock of Mindworks Professional Education Group, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.4).
 10.5      -- Agreement and Plan of Exchange by and among BrightStar,
              Software Consulting Services America, LLC and the holders of the outstanding ownership interests of Software
              Consulting Services America, LLC. (incorporated by reference to the Company's Registration Statement on Form S-1,
              Commission file No. 333-43209, Exhibit 10.5).
 10.6      -- Agreement and Plan of Exchange by and among BrightStar
              and Software Consulting Services Pty. Ltd. in its capacity as Trustee of the Software Consulting Services
              Unit Trust and the holders of all of the outstanding ownership interests in the Software Consultants Unit Trust(incorporated by reference to the Company's
              Registration Statement on Form S-1, Commission file
              No. 333-43209, Exhibit 10.6).
 10.7      -- Agreement and Plan of Exchange by and among BrightStar
              and the holders of the outstanding capital stock of Software Innovators, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1,
              Commission file No. 333-43209, Exhibit 10.7).
 10.8      -- Agreement and Plan of Exchange by and among BrightStar
              and the holder of the outstanding capital stock of Zelo
              Group, Inc. and Joel Rayden (incorporated by reference to the Company's Registration Statement on Form S-1,
              Commission file No. 333-43209, Exhibit 10.8).
 10.9      -- Form of Employment Agreement between BrightStar and
              Marshall G. Webb, Thomas A. Hudgins and Daniel M. Cofall (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209,
              Exhibit 10.9).
 10.10     -- Form of Employment Agreement between Brian R. Blackmarr and Associates, Inc. and Brian R. Blackmarr (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.10).
 10.11     -- Letter Agreement dated August 14, 1997 between BITG and
              McFarland, Grossman and Company, Inc., and amended as of March 17, 1998 (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file
              No. 333-43209, Exhibit 10.11).
 10.12     -- Letter Agreement dated September 26, 1997 between BITG
              and Brewer-Gruenert Capital Advisors, LLC, and amended as of December 15, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.12).
 10.13     -- Loan Agreement dated October 16, 1997 between BITI and
              BITG (incorporated by reference to the Company's
              Registration Statement on Form S-1, Commission file
              No. 333-43209, Exhibit 10.13).
 10.14     -- Form of Stock Repurchase Agreement between BrightStar and
              Marshall G. Webb, Daniel M. Cofall, Thomas A. Hudgins, and Michael A. Sooley (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.14).
 10.15     -- R/3 Regional Implementation Partner Agreement dated July
              10, 1995 between Software Consulting Services America,
              LLC and SAP America, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1,
              Commission file No. 333-43209, Exhibit 10.15).
 10.16     -- R/3 National Implementation Partner Agreement dated March
              14, 1995 between Software Consulting Services Pty. Ltd.
              and SAP Australia Pty. Ltd. (incorporated by reference to the Company's Registration Statement on Form S-1,
              Commission file No. 333-43209, Exhibit 10.16).
 10.17     -- Form of Employment Agreement between Software Innovators,
              Inc. and Mark D. Diggs (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.17).

 10.18      -- Form of Agreement Regarding Repurchase of Stock by and
               among BrightStar, George M. Siegel, Marshall G. Webb, Thomas A. Hudgins, Daniel M. Cofall, Mark D. Diggs, Michael A. Sooley, Michael B. Miller, and Tarrant Hancock (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209,
               Exhibit 10.18).
 10.19      -- Credit Facility Commitment Letter from Banque Paribas
               dated April 8, 1998 (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.19).
 27.1       -- Financial Data Schedule


      (b)   Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         BRIGHTSTAR INFORMATION
                                         TECHNOLOGY GROUP, INC.



DATE: June 1, 1998                       By:       /s/  MARSHALL G. WEBB
                                             -----------------------------------
                                                           Marshall G. Webb
                                                             President and
                                                        Chief Executive Officer




DATE: June 1, 1998                       By:       /s/  DANIEL M. COFALL
                                             -----------------------------------
                                                           Daniel M. Cofall
                                                        Chief Financial Officer

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                  DESCRIPTION
--------                                 -----------
  3.1      -- Certificate of Incorporation, as amended (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 3.1).
  3.2      -- Bylaws, as amended (incorporated by reference to the Company's
              Registration Statement on Form S-1, Commission file
              No. 333-43209, Exhibit 3.2)
  4.1      -- Specimen Common Stock Certificates (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 4.1).
  4.2      -- Agreement and Plan of Exchange dated December 15, 1997
              among BrightStar, BITG, BITI and the holders of the outstanding capital stock of BITG (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 4.2).
  4.3      -- Warrant dated as of August 14, 1997 issued to McFarland,
              Grossman and Company, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 4.3).
  4.4      -- Option Agreement dated as of December 16, 1997 between
              BrightStar and Brewer-Gruenert Capital Advisors, LLC. (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209,
              Exhibit 4.4).
 10.1      -- BrightStar 1997 Long-Term Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.1).
 10.2      -- Agreement and Plan of Exchange by and among BrightStar
              and the holders of the outstanding capital stock of Brian
              R. Blackmarr and Associates, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.2).
 10.3      -- Agreement and Plan of Exchange by and among BrightStar
              and the holders of the outstanding capital stock of Integrated Controls, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.3).
 10.4      -- Agreement and Plan of Exchange by and among BrightStar
              and the holders of the outstanding capital stock of Mindworks Professional Education Group, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.4).
 10.5      -- Agreement and Plan of Exchange by and among BrightStar,
              Software Consulting Services America, LLC and the holders of the outstanding ownership interests of Software
              Consulting Services America, LLC. (incorporated by reference to the Company's Registration Statement on Form S-1,
              Commission file No. 333-43209, Exhibit 10.5).
 10.6      -- Agreement and Plan of Exchange by and among BrightStar
              and Software Consulting Services Pty. Ltd. in its capacity as Trustee of the Software Consulting Services
              Unit Trust and the holders of all of the outstanding ownership interests in the Software Consultants Unit Trust(incorporated by reference to the Company's
              Registration Statement on Form S-1, Commission file
              No. 333-43209, Exhibit 10.6).
 10.7      -- Agreement and Plan of Exchange by and among BrightStar
              and the holders of the outstanding capital stock of Software Innovators, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1,
              Commission file No. 333-43209, Exhibit 10.7).
 10.8      -- Agreement and Plan of Exchange by and among BrightStar
              and the holder of the outstanding capital stock of Zelo
              Group, Inc. and Joel Rayden (incorporated by reference to the Company's Registration Statement on Form S-1,
              Commission file No. 333-43209, Exhibit 10.8).
 10.9      -- Form of Employment Agreement between BrightStar and
              Marshall G. Webb, Thomas A. Hudgins and Daniel M. Cofall (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209,
              Exhibit 10.9).
 10.10     -- Form of Employment Agreement between Brian R. Blackmarr and Associates, Inc. and Brian R. Blackmarr (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.10).
 10.11     -- Letter Agreement dated August 14, 1997 between BITG and
              McFarland, Grossman and Company, Inc., and amended as of March 17, 1998 (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file
              No. 333-43209, Exhibit 10.11).
 10.12     -- Letter Agreement dated September 26, 1997 between BITG
              and Brewer-Gruenert Capital Advisors, LLC, and amended as of December 15, 1997 (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.12).
 10.13     -- Loan Agreement dated October 16, 1997 between BITI and
              BITG (incorporated by reference to the Company's
              Registration Statement on Form S-1, Commission file
              No. 333-43209, Exhibit 10.13).
 10.14     -- Form of Stock Repurchase Agreement between BrightStar and
              Marshall G. Webb, Daniel M. Cofall, Thomas A. Hudgins, and Michael A. Sooley (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.14).
 10.15     -- R/3 Regional Implementation Partner Agreement dated July
              10, 1995 between Software Consulting Services America,
              LLC and SAP America, Inc. (incorporated by reference to the Company's Registration Statement on Form S-1,
              Commission file No. 333-43209, Exhibit 10.15).
 10.16     -- R/3 National Implementation Partner Agreement dated March
              14, 1995 between Software Consulting Services Pty. Ltd.
              and SAP Australia Pty. Ltd. (incorporated by reference to the Company's Registration Statement on Form S-1,
              Commission file No. 333-43209, Exhibit 10.16).
 10.17     -- Form of Employment Agreement between Software Innovators,
              Inc. and Mark D. Diggs (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.17).
 10.18      -- Form of Agreement Regarding Repurchase of Stock by and
               among BrightStar, George M. Siegel, Marshall G. Webb,
               Thomas A. Hudgins, Daniel M. Cofall, Mark D. Diggs,
               Michael A. Sooley, Michael B. Miller, and Tarrant Hancock (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209,
               Exhibit 10.18).
 10.19      -- Credit Facility Commitment Letter from Banque Paribas
               dated April 8, 1998 (incorporated by reference to the Company's Registration Statement on Form S-1, Commission file No. 333-43209, Exhibit 10.19).
 27.1       -- Financial Data Schedule