Form 10-Q
period 1998-06-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 1998-08-14
CIK 1050025

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

       X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER: 000-23889

                         -------------------------------

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

               DELAWARE                                         76-0553110
      (STATE OF OTHER JURISDICTION OF                         (I.R.S.EMPLOYER
      INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

      10375 RICHMOND AVENUE, SUITE 1620
                HOUSTON, TEXAS                                      77042
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 361-2500

                         -------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at June 30, 1998, was 7,746,199. The number of shares of Restricted Common Stock of the Registrant, par value $.001 per share, outstanding at June 30, 1998, was 242,760.

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

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      DECEMBER 31,         JUNE 30,
ASSETS                                                                                    1997              1998
                                                                                      ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                           $      2,994       $ 11,616,466
  Trade accounts receivable, net of allowance for doubtful accounts
    of $451,534 and $652,381, respectively                                               4,202,180         17,826,973
  Accounts receivable - employees                                                            3,355             23,615
  Income tax refund receivable                                                              37,515                 --
  Unbilled revenue                                                                         652,711            482,165
  Deferred tax asset                                                                       161,564            161,564
  Prepaid expenses and other current assets                                                   --              836,367
                                                                                      ------------       ------------

      Total current assets                                                               5,060,319         30,947,150

PROPERTY AND EQUIPMENT - Net                                                               276,753          3,264,874

GOODWILL                                                                                      --           52,558,177

DEFERRED TAX ASSET                                                                          31,541                 --

OTHER ASSETS                                                                                56,759            591,301
TOTAL                                                                                 $  5,425,372       $ 87,361,502
                                                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                    $    423,143       $  4,108,974
  Line of credit                                                                           847,764                 --
  Current maturities of notes payable                                                      213,185             66,238
  Current maturities of capital lease obligations                                           64,322            455,946
  Accrued salaries and payroll taxes                                                       675,669                 --
  Other accrued expenses                                                                 1,935,260          3,286,885
  Income taxes payable                                                                        --            1,032,394
  Deferred revenue                                                                         621,329          1,001,947
                                                                                      ------------       ------------

      Total current liabilities                                                          4,780,672          9,952,384

COMMITMENTS AND CONTINGENCIES

LONG-TERM NOTES PAYABLE, NET                                                                                   61,410
LONG-TERM CAPITAL LEASES, NET                                                                                 242,903
LONG-TERM DEFERRED TAXES                                                                                      737,187

STOCKHOLDERS' EQUITY:
  Common stock, no par value - 13,068 no par value shares issued and outstanding
    in 1997; and 7,955,952, $.001 par value, shares issued and outstanding in 1998          318,068              7,956
    Stock warrants                                                                              --            450,000
    Additional paid-in capital                                                                  --         83,016,905
    Common stock payable                                                                        --          5,299,819
    Deferred compensation                                                                       --         (6,319,178)
    Retained earnings                                                                      326,632         (6,085,257)
    Cumulative translation adjustment                                                         --               (2,627)
                                                                                      ------------       ------------
      Total stockholders' equity                                                           644,700         76,367,618
                                                                                      ------------       ------------

TOTAL                                                                                 $  5,425,372       $ 87,361,502
                                                                                      ============       ============

See notes to consolidated financial statements.

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS                          SIX MONTHS
                                                   ENDED JUNE 30,                       ENDED JUNE 30,
                                               1997              1998              1997              1998
                                           ------------      ------------       ------------      ------------

REVENUES                                   $  3,452,623       $18,556,833       $  6,398,071      $ 23,665,714

COST OF REVENUES                              2,571,298        12,865,943          4,904,908        16,871,099
                                           ------------      ------------       ------------      ------------

      Gross profit                              881,325         5,690,890          1,493,163         6,794,615

OPERATING EXPENSES:
  Selling, general and administrative           418,107         3,930,066            501,404         4,596,861
  Stock compensation expense                       --           1,263,896            305,000         1,263,896
  In process research & development                --           3,000,000               --           3,000,000
  Depreciation and amortization                  41,265           405,679             66,966           436,235
                                           ------------      ------------       ------------      ------------

      Total operating expenses                  459,372         8,599,641            873,370         9,296,992
                                           ------------      ------------       ------------      ------------

INCOME (LOSS) FROM OPERATIONS                   421,953        (2,908,751)           619,793        (2,502,377)

OTHER INCOME                                     11,500           133,667             24,605           134,719

INTEREST EXPENSE                                (27,142)          (29,442)           (50,662)          (61,741)
                                           ------------      ------------       ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES               406,311        (2,804,526)           593,736        (2,429,399)
                                           ------------      ------------       ------------      ------------

INCOME TAX EXPENSE                               52,927           596,669             52,927           692,469
                                           ------------      ------------       ------------      ------------

NET INCOME (LOSS)                          $    353,384      $ (3,401,195)      $    540,810      $ (3,121,868)
                                           ============      ============       ============      ============


Shares outstanding (Note 4):
     Basic                                    1,012,306         7,203,560            893,453         4,107,933
                                           ============      ============       ============      ============
     Diluted                                  1,012,306         7,203,560            893,453         4,107,933
                                           ============      ============       ============      ============

Earnings (loss) per share:
     Basic                                 $       0.35      $      (0.47)      $       0.61      $      (0.76)
                                           ============      ============       ============      ============
     Diluted                               $       0.35      $      (0.47)      $       0.61      $      (0.76)
                                           ============      ============       ============      ============




See notes to consolidated financial statement

          BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Three Months      Six Months
                                                                      Ended June 30,   Ended June 30,
                                                                          1998              1998
                                                                      ------------      ------------
OPERATING ACTIVITIES:
  Net income (loss)                                                     (3,401,195)       (3,121,868)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Cumulative translation adjustment                                         (2,627)           (2,627)
  Depreciation and amortization                                            405,679           436,235
  Additions (reductions) to allowance for doubtful accounts                427,749           200,847
  In process research and development expense                            3,000,000         3,000,000
  Compensation expense on issuance of common stock                       1,263,896         1,263,896
  Cash provided by (used in) operating working capital:
  Trade accounts receivable                                             (2,806,665)       (3,140,218)
  Accounts receivable - employee                                             7,632             3,355
  Income tax refund receivable                                              19,039            37,515
  Unbilled revenue                                                       2,119,845         2,035,027
  Prepaid and other assets                                                 395,045           378,234
  Accounts payable                                                        (493,380)          567,345
  Accrued salaries and payroll taxes                                      (747,355)         (675,669)
  Other accrued expenses                                                (3,717,676)       (5,070,002)
  Income taxes payable                                                     941,008         1,036,808
  Deferred revenue                                                      (1,405,367)         (674,684)
                                                                      ------------      ------------

      Net cash used in operating activities                             (3,994,372)       (3,725,806)
                                                                      ------------      ------------

INVESTING ACTIVITIES:
   Cash paid to acquire founding companies                             (41,890,581)      (41,890,581)
   Additions of property and equipment                                    (249,132)         (241,698)
                                                                      ------------      ------------

      Net cash used in financing activities                            (42,139,713)      (42,132,279)
                                                                      ------------      ------------


FINANCING ACTIVITIES:
  Borrowings under (payments on) line of credit                                  0          (175,000)
  Proceeds from (payments on) capital lease obligations                    (59,067)          (99,010)
  Payments on short-term debt and notes payable                         (1,344,308)       (1,344,308)
  Net proceeds from issuance of common stock                            59,089,875        59,089,875
                                                                      ------------      ------------

      Net cash provided by financing activities                         57,686,500        57,471,557
                                                                      ------------      ------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                           11,552,415        11,613,472

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                       64,051             2,994
                                                                      ------------      ------------

  End of period                                                       $ 11,616,466      $ 11,616,466
                                                                      ============      ============

SUPPLEMENTAL INFORMATION - Interest paid                              $     29,442      $     61,741
                                                                      ============      ============

  Property and equipment financed through capital leases              $    253,888      $    253,888
                                                                      ============      ============

See notes to consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      BrightStar Information Technology Group, Inc. (the "Company" or "BrightStar") was formed to create a international provider of information technology consulting services. BrightStar has conducted no operations prior to April 16, 1998, and acquired the Founding Companies concurrently with and as a condition to the closing of its initial public offering on April 16, 1998.

      Concurrent with and as a condition to the closing of the offering, BrightStar acquired all of the outstanding capital stock or substantially all the net assets of Brian R. Blackmarr and Associates, Inc. ("Blackmarr"), Integrated Controls, Inc., Mindworks Professionals Education Group, Inc., Software Innovators, Inc., Zelo Group, Inc., Software Consulting Services America, LLC and SCS Unit Trust (the "Founding Companies"). The acquisitions were accounted for using the purchase method of accounting, with Blackmarr being treated as the accounting acquirer, in accordance with Staff Accounting Bulletin No. 97 ("SAB 97").

      The accompanying historical consolidated financial statements include only the historical financial information for Blackmarr, the accounting acquirer, prior to the IPO, which elected to change its fiscal year-end from September 30 to December 31 and the "Founding Companies" from May 1, 1998 through June 30, 1998. These financial statements have not been audited. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the periods ended June 30, 1998 and 1997, the Company's financial position at December 31, 1997 and June 30, 1998, and the cash flows for the periods ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

      Certain notes and other information have been condensed in or omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's registration statement on Form S-1.

      The operating results of the Company for the three month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the entire year.

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

                                       THREE-MONTH PERIOD          SIX-MONTH PERIOD
                                       ENDED JUNE 30, 1998        ENDED JUNE 30, 1998
                                      (IN THOUSANDS, EXCEPT      (IN THOUSANDS, EXCEPT
PRO FORMA                                PER SHARE DATA)           PER SHARE DATA)
--------------------------------------------------------------------------------------
Revenues                                   $24,137                    $44,064
Net income                                 $   855                    $ 1,432
Net income per share - diluted             $  0.10                    $   .17

      The computation of pro forma net income per share of common stock presented above is based on 8,497,822 shares of common stock outstanding as of June 30, 1998.

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                 PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS
                                                           ENDED JUNE 30,
                                                                1998
                                                           --------------

REVENUES                                                    $ 24,137,115

COST OF REVENUES                                              16,736,441
                                                            ------------
      Gross profit                                             7,400,674

OPERATING EXPENSES:
  Selling, general and administrative                          5,453,023
  Stock compensation expense                                        --
  In process research & development                                 --
  Depreciation and amortization                                  594,832
                                                            ------------

      Total operating expenses                                 6,047,855
                                                            ------------
INCOME (LOSS) FROM OPERATIONS                                  1,352,819

OTHER INCOME                                                     175,405

INTEREST EXPENSE                                                 (47,542)

INCOME (LOSS) BEFORE INCOME TAXES                              1,480,682

INCOME TAX EXPENSE                                               626,063

NET INCOME (LOSS)                                           $    854,619
                                                            ============

Shares outstanding:
         Basic                                                 8,442,035
         Diluted                                               8,497,822

Earnings per share
         Basic                                              $       0.10
         Diluted                                            $       0.10


      3. COMPREHENSIVE INCOME

      SFAS No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. For the Company, comprehensive income was $(3,403,822) and $(3,124,495) for the three and six months ended in 1998, respectively, and is the same as net income reported in the 1997 periods.

      4. EARNINGS PER SHARE

      Earnings per share is based on the weighted average number of common stock and common stock equivalents outstanding during each period. The weighted average shares used to calculate earnings per share on the historical statement of operations has been determined by converting the number of outstanding shares of Blackmarr during the periods presented, based upon the ratio of 77 to 1, which was the ratio received as a result of the Offering.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      INTRODUCTION - BrightStar was organized in July 1997 and completed its public offering April 16, 1998. BrightStar was formed to provide enterprise-wide business and technology solutions to Fortune 1000 companies and other large organizations. BrightStar provides these services to a diverse client base including but not limited to retail, industrial, petrochemical, manufacturing and distribution.

      The Company's services and products include ERP software implementation, consulting, software application development, systems integration and outsourcing, training as well as upgrades and support related to software products. The services are generally performed at clients' locations and at the Company's facilities. In providing ERP implementation and other IT services, the Company may assume responsibility for project management and bill the client on a time and material or fixed fee basis.

      Revenue is recognized as services are rendered. The timing of revenue is difficult to forecast because the Company's sales cycle for certain of its services can be relatively long and is subject to a number of uncertainties, including clients' budgetary constraints, the timing of clients' budget cycles, clients' internal approval processes and general economic conditions. In addition, as is customary in the industry, the Company's engagements, generally, are terminable without a client penalty. The Companies' revenue and results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including, but not limited to, the rate of hiring and the productivity of revenue generating personnel; the availability of qualified IT professionals; the significance of client engagements commenced and completed during a quarter; the number of business days in the quarter; changes in the relative mix of the Company's services; changes in the pricing of the Company's services; the timing and the rate of entrance into new geographic or IT specialty markets; departures or temporary absences of key revenue-generating personnel; the structure and timing of acquisitions; changes in the demand for IT services; and general economic factors.

      Cost of revenue primarily consists of salaries (including non-billable and training time) and benefits for consultants. The Company generally strives to maintain its gross profit margins by offsetting increases in salaries and benefits with increases in billing rates.

      Selling, general and administrative expenses primarily consist of costs associated with (i) corporate overhead, (ii) sales and account management,
      (iii) telecommunications, (iv) human resources, (v) recruiting and training and (vi) other administrative expenditures.

      In July of 1996, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 97 ("SAB 97") relating to business combinations immediately prior to an initial public offering. SAB 97 requires that these combinations be accounted for using the purchase method of accounting and requires that one of the companies be designated as the accounting acquirer. Accordingly, for financial statement purposes, BR Blackmarr and Associates, Inc. ("BRBA") has been designated as the acquiring company because its current shareholders, in the aggregate, acquired more common stock than the former shareholders of any of the other Founding Companies in conjunction with the acquisitions. The excess of the aggregate purchase price paid for the Founding Companies other that BRBA over the fair value of the net assets to be acquired by BrightStar is recorded as goodwill.

                        HISTORICAL RESULTS OF OPERATIONS

      Financial results for the quarter and six months ended June 30, 1998 contain the operations of the seven Founding Companies from the date of the IPO. Financial results for the quarter and six months ended June 30, 1997 contain only the operations of Blackmarr the accounting acquirer, for the period prior to the IPO. Consequently, the primary reason for variances between periods is the combined operations of the Founding Companies from their dates of acquisition.

      Specific events which occurred during 1998 are as follows :

      REVENUE - increased primarily due to new ERP contracts and additional custom application development projects. Revenues from Training and Education remained relatively constant during the period. The Company's foreign operations are subject to currency fluctuations. The impact of the fluctuation for the period was not material.

      COST OF REVENUES - increased in proportion to the additional ERP and custom application development revenue.

      SELLING, GENERAL AND ADMINISTRATIVE - remained relatively constant during the period. The Company has a sufficient amount of administrative personnel to support its current operations. The Company continues to invest in its infrastructure and internal reporting systems in order to support its growth.

                         LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1998, and as a result of the successful completion of a public offering on April 16, 1998, BrightStar had $11.6 million in cash and cash equivalents and no borrowings outstanding from commercial lenders other than $.7 million of capital lease obligations.

      The proceeds of the offering, $59.0 million, net of commissions, were used to (i) pay the cash portion of the aggregate consideration for the Acquisitions, (ii) repay certain indebtedness of the Founding Companies,
      (iii) repay the advances from BITI under the BITI Loan Agreement, and (iv) pay certain professional and other related fees related to the public offering. The remaining cash and cash equivalents provide working capital and unallocated net proceeds for potential acquisitions.

      BrightStar is a company that conducts all of its operations through its subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flows of its subsidiaries, the cash available from any lines of credit that it may establish and the unallocated net proceeds of the offering.

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

      The Company has received a commitment from Banque Paribas to provide a Credit Facility. The Company expects that under the Credit Facility, the Company will have available to it an aggregate of up to $30.0 million in borrowings, which will be divided into two tranches: (i) a revolving credit facility (the "Revolving Credit Facility"), providing for borrowings of up to $20.0 million. Under the terms of the Banque Paribas commitment, the Revolving Credit Facility will be available to support working capital needs, to issue letters of credit, to refinance Founding Company indebtedness, if necessary, and for general corporate purposes; and the Acquisition Facility will be secured by liens on substantially all of the Company's assets (including accounts receivable) and a pledge of the Company's equity interest in each of its subsidiaries. The Company expects that the Credit Facility will require the Company to comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. The Company anticipates that the Revolving Credit Facility will be available for advances and repayments through July 2001 and that, unless such facility is extended or renewed, all outstanding principal and accrued and unpaid interest under the Revolving Credit Facility will be due on such date. The Company anticipates that the Acquisition Facility will be available for advances and repayments through July 2003. The Credit Facility will contain provisions requiring mandatory prepayment of outstanding borrowings from the issuance of debt or equity securities for cash, excluding certain equity issued in connection with future acquisitions, and cash realized in connection with permitted asset sales outside of the ordinary course of business. The Company is presently negotiating the definitive loan documents with Banque Paribas; however, there can be no assurance that the Company will enter into the Credit Facility on the terms described or that the Company will enter into any credit facility at all.

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

      STOCK COMPENSATION EXPENSE - is a non-cash expense item related to the issuance of stock to certain Founders as a part of the IPO. This amount is being amortized over a 12 month period.

      IN PROCESS RESEARCH AND DEVELOPMENT - is a one time non-cash expense related to the research and development costs attributable to the Founding companies at the time of the IPO.

      DEPRECIATION AND AMORTIZATION - remained relatively constant during the period.

      INFLATION - Due to the relatively low levels of inflation experienced in the last three years, inflation did not have a significant effect on the results of operations of any of the Founding Companies in those periods.

      YEAR 2000 COMPLIANCE - All of the Company's management information and other date-referenced systems, including computer software and hardware, are Year 2000 compliant. There are no internal matters, therefore, that will affect the Company's ability to process systems date-referenced information when the Year 2000 arrives. The Company does not know the extent to which the current preparedness of its external business associates could adversely affect the Company's business transactions. There can be no assurance that such business associates will be compliant.

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

            27 Financial Data Schedule

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


                                             BRIGHTSTAR INFORMATION
                                             TECHNOLOGY GROUP, INC.



                                             By:   /s/  MARSHALL G. WEBB
                                                 -------------------------------
                                                        Marshall G. Webb
                                                          President and
                                                      Chief Executive Officer




                                             By:   /s/  DANIEL M. COFALL
                                                 -------------------------------
                                                        Daniel M. Cofall
                                                     Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
-----------         -----------
   27               Financial Data Schedule
