Form 10-Q
period 1998-09-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 1998-11-17
CIK 1050025

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

    X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER: 000-23889

                         -------------------------------

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

               DELAWARE                               76-0553110
      (STATE OF OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

      10375 RICHMOND AVENUE, SUITE 1620
             HOUSTON, TEXAS                             77042
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 361-2500

                         -------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at September 30, 1998, was 7,746,299. The number of shares of Restricted Common Stock of the Registrant, par value $.001 per share, outstanding at September 30, 1998, was 242,760.

* The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on April 16, 1998.

================================================================================

ITEM 1.      FINANCIAL STATEMENTS

GENERAL INFORMATION - The December 31, 1997 financial statements of BrightStar Information Technology Group, Inc. (the "Company" or "BrightStar") are the historical financial statements of Brian R. Blackmarr and Associates, Inc. ("Blackmarr"), which became a wholly owned subsidiary of BrightStar in April 1998, and has been identified as the "accounting acquirer" for BrightStar's financial reporting purposes in connection with the purchase acquisitions described in Notes 1 and 2 to the following financial statements. The September 30, 1998 financial statements are the combined results of Brightstar after giving effect to the acquisition of Founding Companies; prior to April 1998 financial information versus financial performance is for Blackmarr only.

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                      DECEMBER 31,     SEPTEMBER 30,
ASSETS                                                                                    1997             1998
                                                                                      ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                           $      2,994     $  6,485,383
  Trade accounts receivable, net of allowance for doubtful accounts
    of $451,534 and $673,448, respectively                                               4,202,180       22,123,957
  Accounts receivable - employees                                                            3,355           67,109
  Income tax refund receivable                                                              37,515               --
  Unbilled revenue                                                                         652,711        2,646,347
  Deferred tax asset                                                                       161,564          161,564
  Prepaid expenses and other current assets                                                     --        1,624,857
                                                                                      ------------     ------------
      Total current assets                                                               5,060,319       33,109,217

PROPERTY AND EQUIPMENT - Net                                                               276,753        3,506,730
GOODWILL                                                                                        --       58,994,583
DEFERRED TAX ASSET                                                                          31,541               --
OTHER ASSETS                                                                                56,759        1,005,989
                                                                                      ------------     ------------

TOTAL                                                                                 $  5,425,372     $ 96,616,519
                                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                    $    423,143     $  4,625,212
  Line of credit                                                                           847,764               --
  Current maturities of notes payable                                                      213,185          199,908
  Current maturities of capital lease obligations                                           64,322          416,154
  Accrued salaries and other accrued expenses                                            2,610,929        9,960,106
  Income taxes payable                                                                          --        1,314,191
  Deferred revenue                                                                         621,329        1,907,675
                                                                                      ------------     ------------

      Total current liabilities                                                          4,780,672       18,423,246

COMMITMENTS AND CONTINGENCIES

Long-term notes payable, net                                                                    --           61,414
Long-term capital leases, net                                                                   --          170,868
Long-term deferred taxes                                                                        --          697,683
Other non-current liabilities                                                                   --          125,157

STOCKHOLDERS' EQUITY:
  Common stock, no par value - 13,068 no par value shares issued and outstanding
    in 1997; and 7,955,952, .001 par value, shares issued and outstanding in 1998          318,068            7,956
    Stock warrants                                                                              --          450,000
    Additional paid-in capital                                                                  --       83,016,905
    Common stock payable                                                                        --        5,299,819
    Deferred compensation                                                                       --       (4,423,460)
    Retained earnings                                                                      326,632       (7,204,019)
    Cumulative translation adjustment                                                           --           (9,050)
                                                                                      ------------     ------------
      Total stockholders' equity                                                           644,700       77,138,151
                                                                                      ------------     ------------

TOTAL                                                                                 $  5,425,372     $ 96,616,519
                                                                                      ============     ============



See notes to condensed consolidated financial statements.

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     NINE MONTHS                       THREE MONTHS
                                                  ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                               1997              1998              1997              1998
                                          ------------      ------------      ------------      ------------
REVENUES                                  $ 10,091,242      $ 50,403,609      $  3,693,171      $ 26,737,895

COST OF REVENUES                             7,966,517        36,375,879         3,061,609        19,504,780
                                          ------------      ------------      ------------      ------------

      Gross profit                           2,124,725        14,027,730           631,562         7,233,115

OPERATING EXPENSES:
  Selling, general and administrative        1,209,862         9,933,840           708,460         5,336,979
  Stock compensation expense                   305,000         3,159,614                --         1,895,718
  In process research & development                 --         3,000,000                --                --
  Depreciation and amortization                109,868         1,079,832            42,901           643,597
                                          ------------      ------------      ------------      ------------

      Total operating expenses               1,624,730        17,173,286           751,361         7,876,294
                                          ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                  499,995        (3,145,556)         (119,799)         (643,179)

OTHER INCOME NET                                26,105           229,291             1,500            94,572

INTEREST EXPENSE                                76,193            68,467            25,531             6,726
                                          ------------      ------------      ------------      ------------


INCOME (LOSS) BEFORE INCOME TAXES              449,907        (2,984,732)         (143,830)         (555,333)

INCOME TAX EXPENSE (Benefit)                     6,466         1,255,896           (46,461)          563,427
                                          ------------      ------------      ------------      ------------

NET INCOME (LOSS)                         $    443,441      $ (4,240,628)     $    (97,369)     $ (1,118,760)
                                          ============      ============      ============      ============

Shares outstanding (Note 4):

             Basic                             933,086         5,552,696         1,012,306         8,442,305
                                          ============      ============      ============      ============

             Diluted                           933,086         5,572,954         1,012,306         8,456,920
                                          ============      ============      ============      ============


Earnings (loss) per share (Note 4):

             Basic                        $       0.48      $      (0.76)     $      (0.10)     $      (0.13)
                                          ============      ============      ============      ============

             Diluted                      $       0.48      $      (0.76)     $      (0.10)     $      (0.13)
                                          ============      ============      ============      ============




See notes to condensed consolidated financial statement

        BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                Three Months        Nine Months
                                                            ended September 30,  Ended September 30,
                                                                    1998              1998
                                                                ------------      ------------

OPERATING ACTIVITIES:
  Net loss                                                      (1,118,760)       (4,240,628)
  Adjustments to reconcile net  (loss) to net cash
    provided by (used in) operating activities:
  Cumulative translation adjustment                                   (6,423)           (9,050)
  Depreciation and amortization                                      643,597         1,079,832
  Additions (reductions) to allowance for doubtful accounts          245,699           446,546
  In process research and development expense                             --         3,000,000
  Compensation expense on issuance of common stock                 1,895,718         3,159,614
  Cash provided by (used in) operating working capital:
  Trade accounts receivable                                       (3,004,041)       (6,144,259)
  Accounts receivable - employee                                     (43,494)          (40,139)
  Income tax refund receivable                                            --            37,515
  Unbilled revenue                                                (1,258,454)          101,889
  Prepaid and other assets                                        (1,203,177)         (824,943)
  Accounts payable                                                  (383,984)          183,361
  Accrued salaries and other accrued expenses                        434,167        (5,311,504)
  Income taxes payable                                               242,293         1,279,101
                                                                ------------      ------------

      Net cash used in operating activities                       (3,556,859)       (7,282,665)
                                                                ------------      ------------

INVESTING ACTIVITIES:
   Cash paid to acquire founding companies                                --       (41,890,581)
   Cash paid for acquisitions                                     (1,157,183)       (1,157,183)
   Additions of property and equipment                              (468,176)         (709,874)
                                                                ------------      ------------

      Net cash used in financing activities                       (1,625,359)      (43,757,638)
                                                                ------------      ------------


FINANCING ACTIVITIES:
  Borrowings under (payments on) line of credit                            0          (175,000)
  Proceeds from (payments on) capital lease obligations              (82,535)         (181,545)
  Payments on short-term debt and notes payable                      133,670        (1,210,638)
  Net proceeds from issuance of common stock                              --        59,089,875
                                                                ------------      ------------

      Net cash provided by financing activities                       51,135        57,522,692
                                                                ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     (5,131,083)        6,482,389

CASH AND CASH EQUIVALENTS:
  Beginning of period                                             11,616,466             2,994
                                                                ------------      ------------

  End of period                                                 $  6,485,383      $  6,485,383
                                                                ============      ============

SUPPLEMENTAL INFORMATION:

  Interest paid                                                 $     20,587      $     82,328
                                                                ============      ============

  Property and equipment financed through capital leases                  --      $    253,888
                                                                ============      ============



See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

      The accompanying historical condensed consolidated financial statements include only the historical financial information for Blackmarr, the accounting acquirer, prior to the IPO, which elected to change its fiscal year-end from September 30 to December 31 and the "Founding Companies" from May 1, 1998 through September 30, 1998. These financial statements have not been audited. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the results of operations for the three and nine month periods ended September 30, 1998 and 1997, the Company's financial position at December 31, 1997 and September 30, 1998, and the cash flows for the three and nine month periods ended September 30, 1998. These adjustments are of a normal recurring nature.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from the interim financial statements presented in the Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's registration statement on Form S-1.

      The operating results of the Company for the three and nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the Company for the entire year.

2.    ACQUISITION OF FOUNDING COMPANIES

      The following unaudited pro forma information gives effect to (i) the acquisitions (the "Acquisitions") by BrightStar of the outstanding capital stock or substantially all the net assets of the Founding Companies and
      (ii) a share exchange with BIT Investors, LLC ("BITI") and senior management of BrightStar for all outstanding common stock of BIT Group Services, Inc. ("BITG") and (iii) the closing of BrightStar's initial public offering and the application of the net proceeds therefrom. The unaudited pro forma information listed below gives effect to the acquisitions, the share exchange and the offering as if they had occurred on January 1, 1998, and the acquisitions completed during the quarter as if they had occurred at the beginning of the period presented.

      The Company believes the combination of the Founding Companies and other acquisitions will provide opportunities to improve operating margins and increase profitability, including the consolidation of certain duplicative administrative functions. The pro forma financial information herein reflects neither expected savings nor margin improvements but does reflect management's estimate of certain incremental corporate general and administrative costs.

      On August 31, 1998 the Company completed the acquisition of Total Business Quality Associates, Inc. (TBQ), a provider of SAP consulting and implementing services.

      Effective September 30, 1998 the Company completed the acquisition of Prosap Australia Pty. LTD (Prosap). Prosap is a SAP certified National Implementation Partner located in Sydney, Australia.

      During the quarter the Company entered into a joint venture with ST Computer Systems & Services Limited located in Singapore. The joint venture will provide consulting and implementation services to clients in that region.

      The pro forma adjustments are based on preliminary estimates, available information and certain assumptions that management deems appropriate, but which may be revised as additional information becomes available. The pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had in fact occurred on the dates assumed and is not necessarily representative of the Company's financial position or results of operations for any future period. Since the acquired companies were not under common control or management, historical combined pro forma results may not be comparable to, or indicative of, future performance.

                                                         THREE MONTH PERIOD
                                                      ENDED SEPTEMBER 30, 1998
                                                        (IN THOUSANDS, EXCEPT
        PRO FORMA                                             PER SHARE
        --------------------------------------------------------------------
        DATA)
        Revenues                                               $29,601
        Net income                                             $ 1,157
        Net income per share - diluted                         $  0.14

      The computation of pro forma net income per share of common stock presented above is based on 8,456,320 fully diluted shares of common stock outstanding as of September 30, 1998.

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

                 PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       THREE MONTH PERIOD
                                       ENDED SEPTEMBER 30,
                                             1998
                                          -----------
REVENUES                                  $29,601,320

COST OF REVENUES                           21,416,869

      Gross profit                          8,184,451

OPERATING EXPENSES:
  Selling, general and administrative       5,567,483
  Stock compensation expense                       --
  In process research & development                --
  Depreciation and amortization               707,227
                                          -----------
      Total operating expenses              6,274,710
                                          -----------

INCOME FROM OPERATIONS                      1,909,741

OTHER INCOME                                   81,647

INTEREST EXPENSE                                   --
                                          -----------

INCOME (LOSS) BEFORE INCOME TAXES           1,991,388

INCOME TAX EXPENSE                            834,585
                                          -----------

NET INCOME (LOSS)                         $ 1,156,803
                                          ===========

Shares outstanding:
         Basic                              8,442,035
         Diluted                            8,456,320
Earnings per share
         Basic                            $      0.14
         Diluted                          $      0.14

3.    COMPREHENSIVE INCOME

      SFAS No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. For the Company, comprehensive income was $(1,125,184) and $(4,249,879) for the three and nine months ended in 1998, respectively, due to the effect of the cumulative foreign currency translation adjustment, and is the same as net income reported in the 1997 periods.

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

5.    CREDIT FACILITY

      In connection with Brightstar's initial public offering of common stock, Banque Paribas issued a commitment to provide a credit facility for Brightstar in April 1998. The commitment was renewed on August 14, 1998 and remained effective through September 30, 1998. The Company has secured an interim credit facility from Banque Paribas (Paribas) in the amount of $10.0 million as Paribas continues its syndication efforts to deliver a $30.0 million facility. Upon successful completion of the Paribas syndication, a $30.0 million credit facility will be available to Brightstar. Under the terms of the Banque Paribas agreement, the Credit Facility will be available to support working capital needs, to issue letters of credit, to refinance Founding Company indebtedness, if necessary, and for general corporate purposes; and the Credit Facility will be secured by liens on substantially all of the Company's assets (including accounts receivable) and a pledge of the Company's equity interest in each of its subsidiaries. The Credit Facility will require the Company to comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. The Company anticipates that the Credit Facility will be available for advances and repayments through November 1999, subject to extension upon successful syndication of the Credit Facility, and that all outstanding principal and accrued and unpaid interest under the Credit Facility will be due on such date. The Credit Facility contains provisions requiring mandatory prepayment of outstanding borrowings from the issuance of debt or equity securities for cash, excluding certain equity issued in connection with future acquisitions, and cash realized in connection with permitted asset sales outside of the ordinary course of business.

6.    SUBSEQUENT EVENTS

      The Company is undertaking an effort to streamline its operations and more closely integrate its individual subsidiaries and business lines. As a result, the Company anticipates taking a one-time restructuring charge in the fourth quarter estimated to be between $2 million and $3 million. The Company believes these actions will provide for a more focused management structure and provide incremental operating efficiencies over the long term.

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

      RESULTS OF OPERATIONS

      Financial results for the quarter and nine months ended September 30, 1998 contain the operations of the seven Founding Companies from the date of the IPO, and other acquisitions from their dates of acquisition. Financial results for the period and nine months ended September 30, 1997 contain only the operations of Blackmarr the accounting acquirer, for the period prior to the IPO. Consequently, the primary reason for variances between periods is the combined operations of the Founding Companies from their dates of acquisition.

      RESULTS OF OPERATIONS

      Specific events which occurred during 1998 are as follows:

      REVENUE - increased primarily due to new ERP contracts and additional custom application development projects. Revenues from Training and Education remained relatively constant during the period.

      COST OF REVENUES - increased in proportion to the additional ERP and custom application development revenue.

      SELLING, GENERAL AND ADMINISTRATIVE - remained relatively constant during the period. The Company has a sufficient amount of administrative personnel to support its current operations. The Company continues to invest in its infrastructure and internal reporting systems in order to support its growth .

      STOCK COMPENSATION EXPENSE - is a non-cash expense item related to the issuance of stock to certain Founders as a part of the IPO. This amount is being amortized over a 12 month period.

      IN PROCESS RESEARCH AND DEVELOPMENT - is a one-time non-cash expense related to the research and development costs attributable to the Founding companies at the time of the IPO.

      DEPRECIATION AND AMORTIZATION - remained relatively constant during the period.

      LIQUIDITY AND CAPITAL RESOURCES

      BrightStar is a company that conducts all of its operations through its subsidiaries. Accordingly, the Company's principal sources of liquidity are the cash flows of its subsidiaries, the cash available from the Credit Facility and the unallocated net proceeds from the Company's public offering.

      As of September 30, 1998, and as a result of the successful completion of a public offering on April 16, 1998, BrightStar had $ 6.4 million in cash and cash equivalents and no borrowings outstanding from commercial lenders other than $.7 million of capital lease obligations. Subsequent to September 30, 1998 the Company was obligated to pay $4.1 million in cash and issued notes payable of approximately $4.7 million in connection with the acquisition of Prosap.

      The Company expects to install or upgrade its accounting and management information systems and to install an internal network and communications system to facilitate exchange of information among the Founding Companies. Management presently anticipates that expenditures for these items will total approximately $500,000 over the next year; however, no assurance can be made with respect to the actual timing and amount of such expenditures.

      The Company is undertaking an effort to streamline its operations and more closely integrate its individual subsidiaries and business lines. As a result, the Company anticipates taking a one-time restructuring charge in the fourth quarter estimated to be between $2 million and $3 million. The Company believes these actions will provide for a more focused management structure and provide incremental operating efficiencies over the long term.

      The Company intends to continue to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the issuance of additional equity, as well as through a combination of working capital, cash flow from operations and borrowings, including borrowings under the Credit Facility.

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

      NEW ACCOUNTING STANDARDS - SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," will become effective in 1998. This statement establishes standards for defining and reporting business segments. The Company is currently determining its reportable segments. The adoption of SFAS No. 131 will not affect the Company's consolidated financial position, results of operations or cash flows.

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


      None.


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


                                     BRIGHTSTAR INFORMATION
                                     TECHNOLOGY GROUP, INC.



                                     By:   /s/  MARSHALL G. WEBB
                                        ---------------------------------------
                                                Marshall G. Webb
                                            Chief Executive Officer

                                     By:   /s/  MICHAEL A. OBER
                                        ---------------------------------------
                                                Michael A. Ober
                                         President and Chief Operating Officer


                                     By:   /s/  DANIEL M. COFALL
                                        ---------------------------------------
                                                Daniel M. Cofall
                                            Chief Financial Officer

                                     By:   /s/  PATRICK R. QUINN
                                        ---------------------------------------
                                                Patrick R. Quinn
                                            Chief Accounting Officer