Form 10-K
period 1998-12-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 1999-04-01
CIK 1050025

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

Mark one
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to ___________

                         Commission file number 0-6920

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                              76-0553110
           (State or other jurisdiction                  (IRS Employer
         of incorporation or organization)             Identification No.)

                          4900 Hopyard Road, Suite 200
                          Pleasanton, California 94588

                                 (925) 251-0000

    (Address, including zip code, area code with phone number of the registrant's principal executive offices)

       Securities registered pursuant to Section 12(b) of the Act:  None

                Securities registered pursuant to Section 12(g)
                   of the Act:  Common Stock,$0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 26, 1999, based on the $5.75 per share closing price for the registrant's common stock on the NASDAQ National Market was approximately $42,621,150. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of the registrant's common stock outstanding as of March 26, 1999 was 8,442,034.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held on or about June 17, 1999, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Report.

================================================================================

                                   PART I
===============================================================================

ITEM 1: BUSINESS

The Company

BrightStar Information Technology Group, Inc. ("BrightStar" or the "Company") provides information technology ("IT") services that improve its customers' productivity and competitive position. The Company offers its customers a single source for a comprehensive range of services required to successfully design, develop and implement integrated solutions on an enterprise-wide basis. The Company provides these services through five operating divisions:
Enterprise Applications, Web Applications, Custom Applications, Hosted Applications, and Applications Support. Among the services offered are implementations services for enterprise resource planning ("ERP") packages from SAP, PeopleSoft, J.D.Edwards, and Platinum Software; implementation services for Web-based e-commerce, extranet, and intranet systems; network and security consulting; operational applications support and training on the internal networks required to run and maintain these advanced systems.

Information About Operating Segment

BrightStar operates in a single business segment: IT Services. An independent research organization that reports specifically on the IT industry estimates that the market for IT consulting, design, implementation, management, and outsourcing was $124.0 billion in 1996 and will increase to $303.1 billion by 2002, representing an approximate compounded annual growth rate of 16%.

Among the leading factors driving the growth in the IT services market is the transition to packaged software solutions and the emergence of new technologies like the Internet and the Web. These new technologies enable the creation and utilization of more functional and flexible applications that can increase productivity, reduce costs and improve customer service.

Managing the transition to a new generation of business applications is placing a severe burden on many corporate IT departments. Many organizations do not have the expertise to implement the new technologies and they are reluctant or unable to expand their IT departments and re-deploy their in-house personnel. Consequently, many organizations are outsourcing the design and implementation of their new applications to acquire the necessary expertise and accelerate deployment.

Services

BrightStar provides a wide range of services through its five operating divisions. Enterprise Applications provides implementation services for ERP packages from the leading ERP software vendors. Web Applications designs and develops e-commerce systems, extranet systems for supply chain communications and intranet systems to automate internal business processes. Hosted Applications hosts ERP and Web applications from BrightStar's secure, high-performance hosting facility in Dallas. Application Support helps customers develop the necessary infrastructure to support mission-critical ERP and Web systems.

BrightStar helps its customers use software technology as a tool to improve their business. To provide this service, the Company recruits and employs project managers, skilled senior-level consultants, engineers, and other technical personnel with both business as well as technical expertise. The Company believes this combination of business and technical expertise is a source of differentiation for the Company in the IT services market and a critical factor in the successful delivery of its services.

Throughout the various phases of its projects, the Company collaborates closely with a wide range of personnel within the customer's organization including executives, lines of business and functional managers, expert users, and IT staff. Many of the Company's projects involve project teams that are comprised of personnel from both the Company and the customer's organization. The Company typically provides training to various personnel within the customer's organization during the project to ensure high levels of self-sufficiency among its customer's end-users and internal IT personnel.

Customers and Markets

BrightStar's marketing efforts focus on the middle- and upper-market companies ranging from $50 million and up in annual revenues, and divisions and departments of Fortune 1000 companies and other large organizations. The Company serves customers in a broad range of industries, including communications, consumer products, energy, financial services, healthcare, industrial, insurance, media, professional services, retail and technology. Many of these relationships have existed over several years and involved numerous projects. The Company employs consultants with business experience in these areas to enhance its ability to provide services in an industry-specific manner.

Sales and Marketing

BrightStar sells and delivers its services through a direct sales force in the U.S. and Australia. As of December 31, 1998, the Company sales force consisted of 80 employees worldwide of which 70 were employed in the U.S. and 10 were employed in Australia.

The Company maintains a network of U.S. sales offices located in the seventeen
(17) cities of Atlanta, Georgia, Austin, Texas, Baton Rouge, Louisiana, Boston, Massachusetts, Chicago, Illinois, Dallas, Texas, Denver, Colorado, Foster City, California, Houston, Texas, Irvine, California, Lafayette, Louisiana, Lake Charles, Louisiana, Little Rock, Arkansas, New Orleans, Louisiana, Overland Park, Kansas, Philadelphia, Pennsylvania, and Scottsdale, Arizona.

The Company has significant foreign operations in Australia through its five
(5) branch offices in Adelaide, Canberra, Melbourne, Perth, and Sydney.

Revenues from foreign operations accounted for $18.0 million, representing approximately 22% of the consolidated total of $80.9 million for the year ended December 31, 1998.

Consulting

As of December 31, 1998, BrightStar employed more than 700 consultants, supported by a staff of approximately 140 sales, marketing and administrative personnel. The Company's success depends in large part upon its ability to attract, train, motivate and retain highly skilled technical employees. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. The Company dedicates significant resources to recruiting professionals with both IT consulting and industry experience, and maintains a staff of 10 full-time recruiters to aid in this effort. None of the Company's employees are subject to a collective bargaining arrangement. The Company considers its relationships with its employees to be good.

Competition

Market share in the IT industry was initially concentrated among large computer manufacturers but the industry has become increasingly competitive and fragmented. IT services are provided by numerous firms including multinational accounting firms, systems consulting and implementation firms, software application vendors, general management consulting firms and data processing outsourcing companies.

Other Information

BrightStar began operations as a global provider of strategic information technology business solutions through seven subsidiary companies. The Company's management has reorganized the Company by integrating the operations of its subsidiaries into a single operating entity. This new structure has been in place since January 1, 1999. This is the latest step in the Company's evolution to streamline operations, increase leverage of sales staff, and improve focus on targeted market opportunities. The new organization provides for a consolidated finance group, a consolidated sales organization, and five operating divisions:
Enterprise Applications, Web Applications, Custom Applications, Hosted Applications and Applications Support. The restructuring will result in a one-time charge of $7.6 million in the fourth quarter of 1998. See the Management Discussion and Analysis for further details.

Executive Officers of BrightStar

The following table and notes thereto identify and set forth information about the Company's four executive officers:

   NAME OF INDIVIDUAL           CAPACITIES IN WHICH SERVED
   ------------------           --------------------------

   George M. Siegel  (1)....... Chairman of the Board of Directors

   Michael A. Ober   (2)........President and Chief Executive Officer

   Donald W. Rowley  (3)......  Chief Financial Officer and Secretary

   Brian R. Blackmarr(4)....... Executive Vice President of Sales and Marketing

1) Mr. Siegel, age 60, has served as Chairman of the Board of Directors of BrightStar since its inception. Mr. Siegel co-founded MindWorks, a Founding Company, and has served as its chairman since 1995. In 1990, he founded Dynamex Inc. (formerly Parcelway Courier Systems, Inc.), a messenger and delivery service company, and served as its President and Chief Executive Officer until 1995. Mr. Siegel co-founded Pentegra Dental Group, Inc., a public company engaged in the consolidation and management of dental practices, and he is currently a director and member of the Executive Committee and Compensation Committee of its board of directors.

2) Mr. Ober, age 42, has served as the Company's President since September 1998 and was named Chief Executive Officer in February 1999. In 1995, Mr. Ober founded SCS America, a Founding Company, and served as President and Chief Executive Officer through September, 1998. Mr. Ober has worked in the software and computing industries for over 20 years. Prior to founding SCS America, Mr. Ober was a Director of Marketing for Novell, Inc.

3) Mr. Rowley, age 47, joined the Company in February 1999, when he was elected its Chief Financial Officer and Secretary. Prior to that appointment, Mr. Rowley was interim Chief Financial Officer and a director of PetroChemNet, Inc., an Internet based electronic distributor and communications network serving the petrochemical and petroleum segments of the energy industry, from 1998 to 1999. From 1995 to 1998, he was an independent management consultant and worked with several companies, which included serving as interim Chief

4) Mr. Blackmarr, age 56, was elected Executive Vice President of Sales and Marketing in December 1998. He has served as President of Brian R. Blackmarr & Associates since its inception in 1979.

     Financial Officer of Norand Corporation, a public company engaged in the design and development of mobile computing systems and wireless data networks. From 1994 to 1995, Mr. Rowley was President and a director of VTX Electronics Corporation, a public company engaged in the distribution of electronic components and cable, and manufacturer of electronic cable assemblies.

ITEM 2: PROPERTIES

BrightStar's principal executive offices are located at 4900 Hopyard Road, Suite 200, Pleasanton, California 94588. The Company's lease on these premises covers approximately 5,600 square feet and expires December 31, 2003.

The Company also operates through leased facilities in:

                         U.S. Leased Facilities

o    ATLANTA       o     DALLAS       o   PHILADELPHIA    o   NEW ORLEANS
o    AUSTIN        o     DENVER       o   IRVINE          o   OVERLAND PARK
o    BATON ROUGE   o     FOSTER CITY  o   LAFAYETTE
o    BOSTON        o     SCOTTSDALE   o   LAKE CHARLES
o    CHICAGO       o     HOUSTON      o   LITTLE ROCK

                     International Leased Facilities

o    ADELAIDE,     o     CANBERRA,    o   MELBOURNE,      o     PERTH,
     AUSTRALIA           AUSTRALIA        AUSTRALIA             AUSTRALIA
o    SYDNEY,
     AUSTRALIA

Substantially all of the Company's services are performed on-site at customer locations. BrightStar anticipates that additional space will be required as its business expands, and believes that it will be able to obtain suitable space as needed.

ITEM 3:  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings that the Company believes could have a material adverse effect on the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN FOURTH FISCAL QUARTER OF 1998

None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market under the symbol "BTSR". The following table sets forth for the quarterly periods indicated the range of high and low sales prices for the Company's Common Stock since its initial public offering ("IPO") effective as of April 17, 1998.

================================================================================

Fiscal 1998:                                     HIGH            LOW
Second Quarter                                   $20.75          $10.00
Third  Quarter                                   $14.25          $ 5.625
Fourth Quarter                                   $10.50          $ 5.00
1999:
First Quarter (through March 26, 1999)           $10.50          $ 5.375

================================================================================

The Company has never declared nor paid cash dividends on its Common Stock. The Company's credit facility contains restrictions on the Company's ability to pay cash dividends. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

As of March 26, 1999, there were approximately 133 shareholders of record of the Company's Common Stock.

The Company has entered into standstill agreements with the principals of the Founding Companies that received Restricted Stock at the time of the initial public offering. These standstill agreements expire on April 16, 1999. No prediction can be made as to the effect, if any, that future sales of Common Stock, or availability of shares for future sales, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices for the Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES.

Set forth below is certain information concerning all sales of securities by Brightstar that were not registered under the Securities Act.

Effective October 17, 1997, BrightStar issued and sold 1,000 shares of Common Stock to BIT Group Services, Inc. ("BITG") for $1,000.

Concurrently with the closing of its initial public offering ("IPO") and pursuant to the Agreement and Plan of Exchange (the "Share Exchange") dated as of December 15, 1997 among BrightStar, BITG, BIT Investors, LLC ("BITI"), and the holders of the outstanding capital stock of BITG, (i) the Company issued to BITI an aggregate of 739,007 shares of Common Stock in exchange for all the shares of common stock of BITG held by BITI and (ii) the Company issued an aggregate of 346,800 shares of Common Stock in exchange for all the shares of common stock of BITG held by members of BrightStar's management, as follows:
42,900 shares to George M. Siegel; 70,000 shares to Marshall G. Webb; 60,000 shares to Thomas A. Hudgins; 60,000 shares to Daniel M. Cofall; 60,000 shares to Michael A. Sooley, 33,900 shares to Tarrant Hancock; and 20,000 shares to Mark
D. Diggs. In connection with the Share Exchange, BrightStar assumed all obligations of the issuer pursuant to an option issued by BrightStar to Brewer-Gruenert Capital Advisors, LLC, which provides for the purchase of up to 14,285 shares of Common Stock at an exercise price of $6.00 per share. Effective April 20, 1998, BrightStar issued 33,008 shares of Common Stock upon the exercise of a warrant held by McFarland, Grossman & Company. Pursuant to the Share Exchange, on January 11, 1999, the Company issued 11,575 shares of Common Stock to the holders of the Series A-1 Class A units of BITI.

Concurrently with the closing of the IPO, the Company issued to Software Consulting Services America, LLC ("SCS America") and the Stockholders of the other companies acquired concurrently with the closing of the IPO (the "Founding Companies") an aggregate of 1,982,645 shares of Common Stock in connection with the acquisition of the Founding Companies in consideration of substantially all the assets of SCS America and all of the outstanding capital stock of the other Founding Companies, other than SCS Unit Trust. On January 11, 1999, the Company issued to the beneficiaries of the SCS Unit Trust an aggregate of 441,400 shares of Common Stock in consideration of substantially all of the assets of the SCS Unit Trust.

The sales and issuances of the securities by BrightStar, by BITG to BITI and to BrightStar's management and by BITI to its members, referenced above were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof as transactions not involving any public offerings, with the recipients representing their intentions to acquire the securities for their own accounts and not with a view to the distribution thereof.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for BrightStar is derived from the Company's Financial Statements and related notes thereto. The following selected consolidated financial data should be read in connection with and is qualified in its entirety by BrightStar's Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-K report.

BrightStar was organized in July 1997 and completed its initial public offering
(IPO) April 16, 1998. Concurrent with the IPO, Brightstar acquired (a) the outstanding capital stock of Brian R. Blackmarr and Associates, Inc. ("Blackmarr"), Integrated Controls, Inc. ("ICON"), Mindworks Professionals Education Group, Inc. ("Mindworks"), Software Innovators, Inc. ("SII"), Zelo Group, Inc. ("ZELO") and (b) substantially all the net assets of Software Consulting Services America, LLC ("SCS America") and SCS Unit Trust ("SCS Australia") and together with Blackmarr, ICON, Mindworks, SII, Zelo, SCS America and SCS Australia , the "Founding Companies" and (b) executed a share exchange with BIT Investors, LLC ("BITI") and senior management of BrightStar for all outstanding common stock of BIT Group Services, Inc. ("BITG"). BrightStar and the Founding Companies are hereinafter collectively referred to as the "Company." The acquisitions were accounted for using the purchase method of accounting, with Blackmarr being reflected as the "accounting acquirer."

The following tables present selected historical data for Blackmarr, the accounting acquirer, for the years 1994 through 1997. The 1998 data presented in the following table for the Company is comprised of (i) the results of operation of Blackmarr for the year ending Decemeber 31, 1998, 1998, (ii) the results of operation of the Founding Companies for the periods and (iii) the results of the operation of companies acquired by BrightStar after the initial public offering subsequent to their acquisitions.

The Blackmarr results have been derived from (i) the audited financial statements of Blackmarr for the years ended and as of September 30, 1995, 1996 and 1997 and the year ended December 31, 1998, and (ii) from the unaudited financial statements of Blackmarr for the year ended and as of September 30, 1994, which have been prepared on the same basis as the audited statements and, in the opinion of Blackmarr and BrightStar management, reflect all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of that information.

                                                              Year Ended                       Year Ended
Historical Operations Data:                                  September 30                      December 31
                                              --------------------------------------------    -------------
(In thousands)
                                               1994        1995        1996        1997           1998
                                              --------    --------    --------    --------    -------------
Revenue                                       $  7,451    $  7,043    $  9,227    $ 12,190    $      80,928
Cost of revenue                                  5,917       5,592       7,659      10,063           62,072
Selling, general and administrative
   expenses                                      1,325       1,413       1,555       1,668           15,445
Stock compensation expense                        --          --          --           305            6,766
In process research & development                                                                     3,000
Restructure charge                                                                                    7,614
Depreciation and amortization                       87          78         101         135            1,863
                                              --------    --------    --------    --------    -------------
    Income (loss) from operations                  122         (40)        (88)         19          (15,832)
Interest expense                                   (45)        (66)        (67)        (96)             (70)
Other income, net                                              186         124          33              155
Income tax provision                                19          40        --             6              797
                                              --------    --------    --------    --------    -------------
Net income(loss)                              $     58    $     40    $    (31)   $    (50)   $     (16,544)
                                              ========    ========    ========    ========    =============

Average common shares:
               Basic and diluted                    --          --          --          --        6,275,031

Historical Balance Sheet Data:                               September 30                  December 31,
(In thousands)                                -----------------------------------------   -------------
                                                1994       1995       1996       1997         1998
                                              --------   --------   --------   --------   -------------
Working capital                               $    134   $    284   $    233   $    337   $       4,981
Total assets                                     1,923      1,609      1,926      3,501          93,564
Long-term debt, net of current maturities          497         42         42         17             181
Stockholders' equity                               342        396        423        682          70,073

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with BrightStar's Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in the Form 10-K report.

ACQUISITIONS

Concurrent with and as a condition to the closing of the Company's initial public offering, BrightStar acquired all of the outstanding capital stock or substantially all the net assets of Brian R. Blackmarr and Associates, Inc. ("Blackmarr"), Integrated Controls, Inc. ("ICON"), Mindworks Professionals Education Group, Inc. ("Mindworks"), Software Innovators, Inc. ("SII"), Zelo Group, Inc. ("Zelo"), Software Consulting Services America, LLC ("SCS America") and SCS Unit Trust ("SCS Australia") representing the "Founding Companies". The acquisitions have been accounted for using the purchase method of accounting with Blackmarr being treated as the accounting acquirer, in accordance with Staff Accounting Bulletin No. 97 ("SAB 97").

On June 30, 1998, the Company completed the acquisition of Cogent Technologies, LLC, a provider of PeopleSoft and Platinum consulting and implementation services.

On August 31, 1998, the Company completed the acquisition of Total Business Quality Associates, Inc. (TBQ), a provider of SAP consulting and implementing services.

Effective September 30, 1998, the Company completed the acquisition of PROSAP Australia Pty. LTD (PROSAP), a SAP certified National Implementation Partner located in Sydney, Australia.

RESULTS OF OPERATIONS

The Company reported a loss of $2.64 per basic and diluted share for the year ended December 31, 1998.

Goodwill Amortization

In July of 1996, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 97 ("SAB 97") relating to business combinations immediately prior to an initial public offering. SAB 97 requires that these combinations be accounted for using the purchase method of accounting and requires that one of the companies be designated as the accounting acquirer. Accordingly, for financial statement purposes, Blackmarr has been designated as the acquiring company because its current shareholders, in the aggregate, acquired more common stock than the former shareholders of any of the other Founding Companies in conjunction with the acquisitions. The excess of the aggregate purchase price paid for the Founding Companies other than Blackmarr over the fair value of the net assets to be acquired by BrightStar was recorded as goodwill. In addition, goodwill of $4.6 million was recorded attributable to the issuance of 437,681 shares of Common Stock to BITI unit holders. Together the Goodwill listed above, and the goodwill associated with the acquisition of COGENT, TBQ and PROSAP, are being amortized over a 40-year period.

Restructuring Charge

During the fourth quarter of 1998, the Company completed a review of each of its businesses and the services it provides. At the completion of this review the Company developed and the Board aproved a reorganization plan (the "Plan") with strategic actions to:

o Consolidate the sales, finance, and administrative functions at a the BrightStar level forming a single, combined sales force and finance group


o Realign the operations of each of the individual wholly owned subsidiaries into the following operating divisions:

         Enterprise Applications
         Custom Applications
         Web Applications
         Hosted Applications
         Applications Support

The Plan includes relocating the Company's corporate offices from Houston, Texas to Pleasanton, California; eliminating certain positions and personnel, closing certain businesses and writing-off assets; and terminating and consolidating leased facilities. These actions began in the fourth quarter of 1998 and will continue through the fourth quarter of 2000. In the fourth quarter of 1998, the Company recorded a $7.6 million charge for these restructuring actions.

The categories of the 1998 Charges and their subsequent utilization are summarized below:

                                                 Amounts               Amounts to
                                                 Charged to            be Utilized
                                                 Earnings in           Beyond
                                                 1998                  1998
Workforce severance                              4,960,015             2,900,057
Asset impairment                                 1,171,151             1,266,512
Lease and other contract obligations             1,482,691             1,482,691

Stock Compensation Expense

In connection with the offering and acquisition of the Founding Companies, certain directors and members of management received 648,126 shares of common stock. These shares, valued at $11.70, were recorded as deferred compensation and are being charged to stock compensation expense over a one-year period based upon the terms of a stock repurchase agreement between the Company and related shareholders. Total stock compensation expense recorded during 1998 in connection with the above was $ 6,765,811. At December 31, 1998, certain members of management were terminated in connection with the Plan. As a result, the remaining deferred compensation totaling $2,059,958, attributable to the shares held by these terminated employees was charged to expense and is included in the restructure charge.

Local Currency Results

The following discussion of Revenue, Cost of Revenue, and Operating Expenses includes reference to revenue, margins, and expenses in "local currencies". For comparability of financial results, the foreign currency balances, in all periods presented, are translated at actual rates of exchange.

Revenue

The Company provides services to its customers for fees that are based on time and materials or fixed fees. Accordingly, revenue is recognized as consulting services are performed. Unbilled revenue is recorded for contract services provided for which a billing has not been rendered. Deferred revenue represents the excess of amounts billed over contract costs and expenses incurred.

The timing of revenue is difficult to forecast because the Company's sales cycle for certain of its services can be relatively long and is subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles, customers' internal approval processes and general economic conditions. In addition, as is customary in the industry, the Company's engagements, generally, are terminable without a customer penalty. The Company's revenue and results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including, but not limited to, the rate of hiring and the productivity of revenue generating personnel; the availability of qualified IT professionals; the significance of customer engagements commenced and completed during a quarter; the number of business days in the quarter; changes in the relative mix of the Company's services; changes in the pricing of the Company's services; the timing and the rate of entrance into new geographic or IT specialty markets; departures or temporary absences of key revenue-generating personnel; the structure and timing of acquisitions; changes in the demand for IT services; and general economic factors.

Revenue increased, for the twelve months ended December 31, 1998 compared to the prior periods primarily resulted from (i) the acquisition of the Founding Companies on April 16, 1998 at the time of the initial public offering, (ii) the acquisition of three additional companies subsequent to the initial public offering and (iii) new customer contracts for implementation of ERP systems and development of custom applications.

Revenue increased $2.9 million, or 32.1%, for the year ended September 30, 1997 compared to the year ended September 30, 1996. The increase primarily resulted from the addition of new customer contracts representing revenue of approximately $2.0 million in the consulting division and an increase of approximately $900,000 from the education division, which expanded its course offerings from the previous year.

Cost of Revenue

Cost of revenue primarily consists of salaries (including non-billable and training time) and benefits for consultants. The Company generally strives to maintain its gross profit margins by offsetting increases in salaries and benefits with increases in billing rates.

Cost of revenue increased, for the twelve months ended December 31, 1998 compared to the prior periods primarily resulted from an increase in variable costs associated with the increased revenue described above.

Cost of revenue increased $2.4 million, or 31.4%, for the year ended September 30, 1997 compared to the year ended September 30, 1996. The increase was directly proportional to the increase in revenue and was comprised of additional operational personnel added to support increased client contracts.

Operating Expenses

Selling, general and administrative expenses primarily consist of costs associated with (i) corporate overhead, (ii) sales and account management,
(iii) telecommunications, (iv) human resources, (v) recruiting and training, and
(vi) other administrative expenses.

Selling, general and administrative expenses increase, for the twelve months ended December 31, 1998 compared to the prior periods resulted primarily from additional support personnel added through the Company's acquisitions.

Selling, general and administrative expenses increased approximately $100,000, or 7.3%, for the year ended September 30, 1997 compared to the year ended September 30, 1996. As a percentage of revenue, selling, general and administrative expenses decreased from 16.9% to 13.7% for the year ended September 30, 1997 compared to the year ended September 30, 1996. The percentage decrease was attributable to the Company increasing revenue without substantial additions in the number of support personnel.

MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates.

The Company is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and currencies of the Company's subsidiaries and operations in Australia.

Revenues from these operations are typically denominated in Australian Dollars thereby potentially affecting the Company's financial position, results of operations, and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company as of December 31, 1998. However there can be no assurance that a sudden and significant decline in the value of the Australian Dollar would not have a material adverse effect on the Company's financial condition and results of operations.

The Company's long-term debt bears interest at variable rates; therefore, the Company's results of operations would only be affected by interest rate changes to the long-term debt outstanding. Due to the short-term nature and insignificant amount of the Company's notes payable, an immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Subsequent to December 31, 1998, the Company changed lenders and established a $15 million credit facility ("Credit Facility") with Comerica Bank. Under terms of the agreement, the Revolving Credit Facility will be used for working capital needs, including issuance of letters of credit, and for general corporate purposes. The Company expects that borrowings under the Revolving Credit Facility will bear an interest rate of prime plus .25%.

The Credit Facility will be secured by liens on substantially all the Company's assets (including accounts receivables) and a pledge of the Company to comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. The Company anticipates that the Revolving Credit Facility will be available for advances and repayments through April 2001 and that, unless such facility is extended or renewed, all outstanding principal and accrued and unpaid interest under the Revolving Credit Facility will be due on such date. The Credit Facility will contain provisions requiring mandatory prepayment of outstanding borrowings from the issuance of debt or equity securities for cash, excluding certain equity issued in connection with future acquisitions, and cash realized in connection with permitted asset sales outside of the ordinary course of business.

The Company's principal sources of liquidity are the cash flows of its subsidiaries and the cash available from the Credit Facility.

As of December 31, 1998, and as a result of the successful completion of a public offering on April 16, 1998, BrightStar had $3.6 million in cash and cash equivalents and no borrowings outstanding from commercial lenders other than $300,000 of capital lease obligations. Subsequent to December 31, 1998 the Company was obligated to pay $4.784 million in cash payable in three installments on January 1, 1999 and April 1, 1999 and June 1999, in connection with the acquisition of PROSAP.

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

The Company intends to continue to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the issuance of additional equity, as well as through a combination of working capital, cash flow from operations and borrowings under the Credit Facility.

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

YEAR 2000 COMPLIANCE

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 problem. The Year 2000 problem arises from the way dates are recorded and computed in most applications, operating systems, hardware and embedded chips. If the problem is not corrected, systems that use a date in its prescribed function may fail or produce erroneous results before, on and after the year 2000.

The Company is completing an extensive review of its businesses to determine whether or not purchased and internally developed computer programs are Year 2000 compliant, as well as determine the extent of any remedial action and associated costs. Management believes it has substantially completed the review of the Company's internal computer systems and either substantially made modifications or purchased new hardware and software to make the Company's internal computer systems Year 2000 compliant. The Company is now involved in the testing phase of its computer modifications and new system purchases to determine its ability to handle Year 2000 related date calculations.

The Company plans to complete all remediation efforts for its critical systems prior to year 2000. The financial impact of the Year 2000 reviews, modifications, testing, replacements or related purchases are not expected to have a material adverse effect on the Company's business or its consolidated financial position, results of operations or cash flows. The Company is also contacting its key suppliers and customers to determine their Year 2000 readiness in order to ensure a steady flow of goods and services to the Company and continuity with respect to customer service.

The costs of the readiness program for products are primarily costs of existing internal resources largely absorbed within existing spending levels. These costs were incurred primarily in 1998. No future material product readiness costs are anticipated. The costs of the readiness program for internal information and other systems are a combination of incremental external spending and use of existing internal resources and expertise.

EURO CURRENCY CONVERSION

Companies conducting business in or having transactions denominated in certain European currencies are facing the European Union's conversion to a new common currency, the "Euro". This conversion is expected to be implemented over a three-year period. On January 1, 1999, the Euro became the official currency for accounting and tax purposes of several countries of the European Union and the exchange rate between the Euro and local currencies was fixed. In 2002, the Euro will replace the individual nation's currencies. The Company is currently considering the specific nature of the impact of the conversion on its operations, but management currently believes that there will be no material adverse impact of the conversion on its operations or financial performance.

Uncertainties

Nature of Projects

Many of the Company's projects are billed on a fixed-fee basis. The Company's failure to estimate accurately the resources and related expenses required for a fixed-fee project or failure to complete contractual obligations in a manner consistent with the project plan upon which the fixed-fee contract is based could have a material adverse effect on the Company.

Many of the Company's engagements involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. The Company's failure or inability to meet a client's expectations in the performance of its services could result in a material adverse change to the client's operations and therefore could give rise to claims against the Company or damage the Company's reputation. In addition, the Company is exposed to various risks and liabilities associated with placing its employees and consultants in the workplaces of others, including possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. Although BrightStar has not experienced any material claims of these types, there can be no assurance that the Company will not experience such claims in the future. If claims are successfully brought against the Company as a result of the Company's performance on a project, or if the Company's reputation is damaged, there could be a material adverse effect on the Company.

Reorganization

The Company is undergoing significant managerial and operational change in connection with its corporate reorganization. Although the Company believes the reorganization will provide long-term benefits, there can be no assurance that these efforts will be successful. In addition, although the Company believes it has recognized substantially all of the costs of the reorganization, additional costs may be incurred as the reorganization proceeds.

Reorganization's Effect on Sales

The Company began to execute its Plan for reorganizing BrightStar on January 1, 1999. As part of the Plan, the individual sales groups from the BrightStar subsidiaries were combined into a consolidated BrightStar sales group. Prior to January 1, 1999 most of these salespeople sold only a subset of BrightStar's service offerings and in many cases only a single service. The Company has undertaken a training program to train these salespeople to sell all of the BrightStar service offerings. However, there can be no assurance that these salespeople have the expertise and ability to successfully sell the entire portfolio of BrightStar services. Any disruption to the BrightStar sales group caused by the reorganization could disrupt the Company's ability to generate revenues and could have a material adverse effect on the Company.

Potential Decrease in the Market for ERP Services

During the last six months of 1998, most providers of ERP software experienced slowing software license sales. This slowing rate of growth for ERP software providers may result in lowered demand for ERP services in 1999. The Company derives a significant percentage of its revenues from ERP implementation services and a significant slowdown in the market for these services would have a material adverse effect on the Company.

Potential Decrease in the Market for Services Due to the Year 2000

The purchasing patterns of clients may be affected by Year 2000 issues as companies expand significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase services offered by the Company, which could have a material adverse effect on the Company.

FORWARD-LOOKING INFORMATION

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

UNAUDITED QUARTERLY DATA

                                             1998                                                     1997
                  ---------------------------------------------------------  -----------------------------------------------------
                   Fourth (a)       Third        Second (b)        First        Fourth         Third        Second       First
                  ------------   ------------   ------------   ------------  ------------  ------------  ------------  ----------
Revenue           $ 30,524,537 $ 26,737,895   $ 18,556,833   $  5,108,881   $  6,622,811  $  3,635,179  $  3,452,623  $  3,003,438
Gross profit      $  4,827,942 $  7,233,115   $  5,690,890   $  1,103,725   $    812,863  $    572,942  $    881,325  $    603,189
Income (loss)
from operations   $(12,686,339)$   (643,179)  $ (2,908,751)  $    406,374   $    (34,635) $    145,827  $    421,953  $    (88,642)
Net income        $(12,303,391)$ (1,118,760)  $ (3,401,195)  $    279,327   $    (36,822) $     (3,929) $    353,384  $   (100,788)
Per share basis:
Basic             $      (1.46)$      (0.13)  $      (0.47)  $        .28   $       (.04) $      (0.01) $       0.35  $       (.13)
Diluted           $      (1.46)$      (0.13)  $      (0.47)  $        .28   $       (.04) $      (0.01) $       0.35  $       (.13)

(a) Included in the fourth quarter 1998 is a restructuring charge of $7,613,857.

(b) Included in the second quarter 1998 is the initial public offering concurrent with the acquisitions of the Founding Companies.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates. The Company is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and currencies of the Company's subsidiaries and operations in Australia and the United Kingdom.

FOREIGN CURRENCY EXCHANGE RATE RISK

Foreign Currency Exchange Rate Risk. The Company has a wholly owned subsidiary in Australia and conducts operations in the United Kingdom through an U.S. incorporated subsidiary. Revenues from these operations are typically denominated in Australian Dollars or British Pounds, respectively, thereby potentially affecting the Company's financial position, results of operations and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company as of December 31, 1998. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar or British Pound will not have a material adverse effect on the Company" financial condition and results of operations.

The Company's long-term debt bears interest at variable rates; therefore, the Company's results of operations would only be affected by interest rate changes to the long-term debt outstanding. Due to the short-term nature and insignificant amount of the Company's notes payable, an immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements are included as an exhibit as described in
Item 14.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 1999 Annual Meeting of Stockholders ("the Proxy Statement").

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         a) Information concerning directors of the Company appears in the Company's Proxy Statement, under Item 1 - "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

         b) For information with respect to Executive Officers, see Part I of this Annual Report on Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference in the proxy statement for the June 17, 1999 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference in the proxy statement for the June 17, 1999 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference in the proxy statement for the June 17, 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

CONSOLIDATED FINANCIAL STATEMENTS

The following financial statements and notes thereto, and related Independent Auditors Report, are filed as part of this Form 10-K as follows:

     Independent Auditors' Report

     Consolidated Balance Sheets at December 31, 1997 and 1998.

     Consolidated Statements of Operations for the years ended September 30, 1996 and 1997 and the three months and the year ended December 31, 1998.

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 1996 and 1997 and the three months and the year ended December 31, 1998.

     Consolidated Statements of Cash Flows for the years ended September 30, 1996 and 1997 and the three months and the year ended December 31, 1998.

Notes to Consolidated Financial Statements.

FINANCIAL STATEMENT SCHEDULE

The following financial statement schedule of the Company and the related Independent Auditors Report are filed as part of this Form 10-K on pages ____ and ____:

       [X]  Schedule II - Validation And Qualifying Accounts

All other financial statement schedules have been omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

EXHIBITS


The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)

Reports on Form 8-K

The Company filed a Report on Form 8-K on November 25, 1998, disclosing the Company's purchase on November 10, 1998, of all of the outstanding capital stock of PROSAP AG, a Swiss holding company that owns all of the outstanding capital stock of PROSAP Australia Pty. Ltd. An amendment to that Report was filed on January 22, 1999.,

                                INDEX TO EXHIBITS

These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

(a)      The following documents are filed as part of this report:

EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
  3.1     --   Certificate of Incorporation, as amended (Incorporated by
               reference from Exhibit 3.1 to Amendment No. 1 to BrightStar's
               Registration Statement on Form S-1 filed February 27, 1998 (File
               No. 333-43209)).

  3.2     --   Bylaws, as amended (Incorporated by reference from Exhibit 3.2 to Amendment No. 3.2 to BrightStar's Registration Statement on
               Form S-1 filed April 14, 1998 (File No. 333-43209)).

  4.1     --   Specimen Common Stock Certificates (Incorporated by reference from Exhibit 4.1 to Amendment No. 1 to BrightStar's Registration
               Statement on Form S-1 filed February 27, 1998 (File
               No. 333-43209)).

  4.2     --   Agreement and Plan of Exchange dated December 15, 1997 among
               BrightStar, BITG, BITI and the holders of the outstanding capital stock of BITG (Incorporated by reference from Exhibit 4.2 to
               Amendment No. 1 to BrightStar's Registration Statement on Form
               S-1 filed February 27, 1998 (File No. 333-43209)).

  4.3     --   Option Agreement dated as of December 16, 1997 between
               BrightStar and Brewer-Gruenert Capital Advisors, LLC
               (Incorporated by reference from Exhibit 4.4 to Amendment No. 1 to
               BrightStar's Registration Statement on Form S-1 filed February
               27, 1998 (File No. 333-43209)).

  10.1    --   BrightStar 1997 Long-Term Incentive Plan (Incorporated by
               reference from Exhibit 10.1 to Amendment No. 1 to BrightStar's
               Registration Statement on Form S-1 filed February 27, 1998 (File
               No. 333-43209)).

  10.2    --   Agreement and Plan of Exchange by and among BrightStar and the holders of the outstanding capital stock of Brian R. Blackmarr and Associates, Inc. (Incorporated by reference from Exhibit 10.2 to BrightStar's Registration Statement on Form S-1 filed December
               24, 1997 (File No. 333-43209)).

  10.3    --   Agreement and Plan of Exchange by and among BrightStar and the holders of the outstanding capital stock of Integrated Controls,
               Inc. (Incorporated by reference from Exhibit 10.3 to BrightStar's
               Registration Statement on Form S-1 filed December 24, 1997 (File
               No. 333-43209)).

  10.4    --   Agreement and Plan of Exchange by and among BrightStar and the holders of the outstanding capital stock of Mindworks
               Professional Education Group, Inc. (Incorporated by reference from Exhibit 10.4 to BrightStar's Registration Statement on Form
               S-1 filed December 24, 1997 (File No. 333-43209)).

  10.5    --   Agreement and Plan of Exchange by and among BrightStar,
               Software Consulting Services America, LLC and the holders of the outstanding ownership interests of Software Consulting Services
               America, LLC. (Incorporated by reference from Exhibit 10.5 to
               BrightStar's Registration Statement on Form S-1 filed December
               24, 1997 (File No. 333-43209)).

  10.6    --   Agreement and Plan of Exchange by and among BrightStar and
               Software Consulting Services Pty. Ltd. in its capacity as Trustee of the Software Consulting Services Unit Trust and the holders of all of the


               outstanding ownership interests in the Software Consultants Unit
               Trust (Incorporated by reference from Exhibit 10.6 to BrightStar's Registration Statement on Form S-1 filed December
               24, 1997 (File No. 333-43209)).

  10.7    --   Agreement and Plan of Exchange by and among BrightStar and the holders of the outstanding capital stock of Software
               Innovators, Inc. (Incorporated by reference from Exhibit 10.7 to
               BrightStar's Registration Statement on Form S-1 filed December
               24, 1997 (File No. 333-43209)).

  10.8    --   Agreement and Plan of Exchange by and among BrightStar and the holder of the outstanding capital stock of Zelo Group, Inc. and
               Joel Rayden (Incorporated by reference from Exhibit 10.8 to
               BrightStar's Registration Statement on Form S-1 filed December
               24, 1997 (File No. 333-43209)).

  10.9    --   Form of Employment Agreement between BrightStar and Marshall
               G. Webb, Thomas A. Hudgins and Daniel M. Cofall (Incorporated by
               reference from Exhibit 10.9 to Amendment No. 1 to BrightStar's
               Registration Statement on Form S-1 filed February 27, 1998 (File
               No. 333-43209)).*

  10.10   --   Employment Agreement between Software Consulting Services
               America, Inc. and Michael A. Ober.*

  10.11   --   Office Lease dated November 11, 1998, between Principal Life
               Insurance Company and BrightStar.

  10.12   --   Employment Agreement dated Jan. 31, 1999 between BrightStar and
               Donald Rowley.*

  10.13   --   Employment Agreement between Brian R. Blackmarr and
               Associates, Inc. and Brian R. Blackmarr (Incorporated by
               reference from Exhibit 10.10 to Amendment No. 1 to BrightStar's
               Registration Statement on Form S-1 filed February 27, 1998 (File
               No. 333-43209)).*

  10.14   --   Letter Agreement dated August 14, 1997 between BITG and
               McFarland, Grossman and Company, Inc., and amended as of March
               17, 1998 (Incorporated by reference from Exhibit 10.11 to
               Amendment No. 2 to BrightStar's Registration Statement on Form
               S-1 filed March 24, 1998 (File No. 333-43209)).

  10.15   --   Letter Agreement dated September 26, 1997 between BITG and
               Brewer-Gruenert Capital Advisors, LLC, and amended as of December
               15, 1997 (Incorporated by reference from Exhibit 10.12 to
               BrightStar's Registration Statement on Form S-1 filed December
               24, 1997 (File No. 333-43209)).

  10.16   --   Loan Agreement dated October 16, 1997 between BITI and BITG
               (Incorporated by reference from Exhibit 10.13 to Amendment No. 1 to BrightStar's Registration Statement on Form S-1 filed February
               27, 1998 (File No. 333-43209)).

  10.17   --   Stock Repurchase Agreement between BrightStar and Marshall G.
               Webb, Daniel M. Cofall, and Thomas A. Hudgins.*

  10.18   --   Agreement Regarding Repurchase of Stock by and among
               BrightStar, George M. Siegel, Marshall G. Webb, Thomas A.
               Hudgins, Daniel M. Cofall, Mark D. Diggs, Michael A. Sooley,
               Michael B. Miller, and Tarrant Hancock.*


  10.19   --   Amendment to Agreement and Plan of Exchange dated as of June
               5, 1998 by and BrightStar and the holder of the outstanding capital stock of Zelo Group, Inc. and Joel Rayden.

  10.20   --   Deed of Variation dated as of April 17, 1998 by and among
               BrightStar and Software Consulting Services Pty. Ltd. and Kentcom
               Pty. Ltd., Salvatore Fazio, Pepper Tree Pty. Ltd., Christopher
               Richard Banks, Cedarman Pty. Ltd, Stephen Donald Caswell,
               Quicktrend Pty. Ltd., Desmond John Lock, Kullamurra Pty. Ltd.,
               Robert Stephen Langford, and KPMG Information Solutions Pty. Ltd.
               and Data Collection Systems Integration Pty. Ltd.

  10.21   --   Asset Purchase Agreement dated as of June 30, 1998 among
               BrightStar, Cogent Acquisition Corp., Cogent Technologies, LLC
               and the holders of all of all the outstanding membership interest of Cogent Technologies, LLC.

  10.22   --   Asset Purchase Agreement dated as of August 31, 1998 among
               BrightStar, Software Consulting Services America, Inc., TBQ
               Associates, Inc. and the holders of all the outstanding capital stock of TBQ Associates, Inc.

  10.23   --   Stock Purchase Agreement dated effective as of September 30,
               1998 among BrightStar, BrightStar Group International, Inc. and the holders of the outstanding capital stock of PROSAP AG
               (Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K of BrightStar dated November 10, 1998.

  10.24   --   Factoring Agreement and Security Agreement dated January 22,
               1999 among Metro Factors, Inc. dba Metro Financial Services,
               Inc., Brian R. Blackmarr and Associates, Inc., Software
               Consulting Services America, Inc., Software Innovators, Inc., and
               Integrated Controls, Inc.

  10.25   --   Guaranty dated January 22, 1999 by BrightStar for the benefit of Metro Factors, Inc. dba Metro Financial Services, Inc.

  10.26   --   Severance Agreement and Release effective November 20, 1998 between BrightStar and Thomas A. Hudgins.

  10.27   --   Severance Agreement and Release effective January 31, 1999 between BrightStar and Daniel M. Cofall.

  10.28   --   Severance Agreement and Release effective January 31, 1999 between Marshall G. Webb.

  10.29   --   Revolving Credit Agreement dated March 29,1999 between
               BrightStar and Comerica Bank

  10.30   --   Form of subsidiaries guaranty dated March 29,1999 between
               BrightStar subsidiaries and Comerica Bank

  10.31   --   Security Agreement (Negotiable collateral) dated March 29,1999 between BrightStar and Comerica Bank

  10.32   --   Security Agreement (All assets) dated March 29, 1999 between
               BrightStar and Comerica Bank

  10.33   --   $15,000,000 Revolving Note dated March 29, 1999 from BrightStar to Comerica Bank

  21.1    --   List of Subsidiaries of the Company.

  24.1    --   Power of Attorney

  27.1    --   Financial Data Schedule



* Management Contract or Compensatory Plan required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

               Reports on Item 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.


                                  By /s/ MICHAEL A. OBER
                                     ------------------------------------------
                                     Michael A. Ober
                                     President and Chief Executive Officer

Dated:  March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 NAME                                      TITLE                                       DATE
 ----                                      -----                                       ----
/s/ MICHAEL A. OBER                      Chief Executive Officer                March  31, 1999
---------------------------------------
Michael A. Ober

/s/ DONALD W. ROWLEY                     Chief Financial Officer and            March  31, 1999
---------------------------------------  Secretary
Donald W. Rowley                            (Principal Financial Officer)

/s/ PATRICK R. QUINN                     Controller an Assistant Secretary      March  31, 1999
---------------------------------------     (Principal Accounting Officer)
Patrick R. Quinn


Directors:

George M. Siegel*                           Chairman of the Board and Director
Jennifer T. Barrett*                        Director
Brian R. Blackmarr*                         Director
Michael A. Ober*                            Director
David A. Reamer*                            Director
Donald W. Rowley*                           Director
William A. Sitter*                          Director


* By /s/ MICHAEL A. OBER
     ------------------------------------
     Michael A. Ober, Attorney-in-Fact **

** By authority of the power of attorney filed herewith.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of BrightStar Information Technology Group, Inc:


We have audited the accompanying consolidated balance sheets of BrightStar Information Technology Group, Inc. (the "Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended September 30, 1996 and 1997, the three months ended December 31, 1997 and the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of BrightStar Information Technology Group, Inc. at December 31, 1997 and 1998, and the results of their operations and their cash flows for the years ended September 30, 1996 and 1997, the three months ended December 31, 1997 and the year ended December 31, 1998 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Dallas, Texas
March 30, 1999

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31
                                                                -----------   -----------
                                                                    1997          1998
                                                                -----------   -----------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                   $     2,994   $ 3,672,103
    Trade accounts receivables, net of allowance for doubtful
       accounts of $451,534 and $1,316,106                        4,205,535    20,296,989
       at December 31, 1997 and 1998, respectively
    Income tax receivable                                            37,515          --
    Unbilled revenue                                                652,711     2,238,429
    Deferred tax asset                                              161,564       784,986
    Prepaid and other current assets                                   --       1,297,490
                                                                -----------   -----------
        Total current assets                                      5,060,319    28,289,997

PROPERTY AND EQUIPMENT, NET                                         276,753     3,546,005
DEFERRED TAX ASSET                                                   31,541          --
GOODWILL, NET OF ACCUMULATED AMORTIZATION                              --      61,230,088
OTHER ASSETS                                                         56,759       497,638
                                                                -----------   -----------
   Total assets                                                 $ 5,425,372   $93,563,728
                                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                            $   423,143   $ 3,920,502
    Acquisition payable                                                --       4,784,000
    Line of credit                                                  847,764          --
    Notes payable                                                   213,185          --
    Current maturities of capital lease obligations                  64,322       167,201
    Accrued restructure charge                                                  4,382,748
    Accrued salaries and other accrued expenses                   2,610,929     6,327,709
    Income tax payable                                                 --       1,790,979
    Deferred revenue                                                621,329     1,935,770
                                                                -----------   -----------
        Total current liabilities                                 4,780,672    23,308,909

LONG-TERM LIABILITIES:
    Capital lease obligations, net of current portion                  --         129,057
    Other non-current liabilities                                      --          52,244
                                                                -----------   -----------
         Total long-term liabilities                                   --         181,301

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
    Common stock, no par value - 13,068 no par value shares
      issued and outstanding at December 31, 1997;
      7,989,059, .001 par value shares issued and
      outstanding at December 31, 1998                              318,068         7,989
    Additional paid in capital                                         --      82,818,042
    Common stock payable                                               --       6,874,819
    Common stock warrants                                              --         100,000
    Deferred stock compensation                                        --        (467,734)
    Accumulated other comprehensive income                             --         247,813
    Retained earnings (deficit)                                     326,632   (19,507,411)
                                                                -----------   -----------
    Total stockholders' equity                                      644,700    70,073,518
                                                                -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 5,425,372   $93,563,728
                                                                ===========   ===========


                 See notes to consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    THREE MONTHS
                                                          YEAR ENDED                   ENDED           YEAR ENDED
                                                         SEPTEMBER 30,              DECEMBER 31,      DECEMBER 31,
                                                    1996              1997              1997              1998
                                                ------------      ------------      ------------      ------------
REVENUE                                         $  9,226,955      $ 12,189,942      $  6,622,811      $ 80,928,146
COST OF REVENUE                                    7,659,342        10,063,300         5,809,948        62,072,474
                                                ------------      ------------      ------------      ------------
GROSS PROFIT                                       1,567,613         2,126,642           812,863        18,855,672

OPERATING EXPENSES:
     Selling, general and administrative           1,554,926         1,667,897           816,942        15,445,080
     Stock compensation expense                         --             305,000              --           6,765,811
     In process research & development                  --                --                --           3,000,000
     Restructuring charge                               --                --                --           7,613,857
     Goodwill amortization                              --                --                --           1,030,616
     Depreciation and amortization                   100,661           134,689            30,556           832,206
                                                ------------      ------------      ------------      ------------
       Total operating expenses                    1,655,587         2,107,586           847,498        34,687,570

INCOME (LOSS) FROM OPERATIONS                        (87,974)           19,056           (34,635)      (15,831,898)

OTHER INCOME                                         124,412            33,414             6,956           154,471
INTEREST EXPENSE                                     (67,178)          (96,020)          (30,741)          (69,504)
                                                ------------      ------------      ------------      ------------
LOSS BEFORE INCOME TAXES                             (30,740)          (43,550)          (58,420)      (15,746,931)

INCOME TAX EXPENSE (BENEFIT)                             106             6,466           (21,598)          797,090
                                                ------------      ------------      ------------      ------------

NET LOSS                                        $    (30,846)     $    (50,016)     $    (36,822)     $(16,544,021)
                                                ============      ============      ============      ============

Shares outstanding (Note 1)
     Basic and Diluted                               774,645           893,475         1,012,306         6,275,031
                                                ============      ============      ============      ============

Loss per share
     Basic and Diluted                          $      (0.04)     $      (0.06)     $      (0.04)     $      (2.64)
                                                ============      ============      ============      ============


                 See notes to consolidated financial statements

                    BRIGHTSTAR INFORMATION TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                        Common Stock
                                               -----------------------------
                                                                                  Additional           Common            Common
                                                 Shares            Amount       Paid-In-Capital     Stock Payable     Stock Warrant
                                               -----------      ------------    ---------------     -------------     -------------
BALANCE, OCTOBER 1, 1995                            10,000      $     10,000      $                 $                 $
   Net loss
                                               -----------      ------------      ------------      ------------      ------------
BALANCE, SEPTEMBER 30, 1996                         10,000            10,000              --                --                --
   Issuance of common stock                          3,068           308,068
   Net loss and comprehensive loss
                                               -----------      ------------      ------------      ------------      ------------
BALANCE, SEPTEMBER 30, 1997                         13,068           318,068              --                --                --
   Net loss and comprehensive loss
                                               -----------      ------------      ------------      ------------      ------------
BALANCE, DECEMBER 31, 1997                          13,068           318,068              --                --                --
   Issuance of common stock in public
         offering                                4,887,500             4,888        58,634,987                             450,000
   Stock used for acquisition of Founding
         Companies                               1,408,120             1,408        15,933,606         5,299,819
   Common stock issued to
         management and promoters                  648,126               648         7,582,426
   Stock split (to conform Blackmarr (Note 2)      999,238          (317,056)          317,056
   Exercise of stock warrants                       33,007                33           349,967                            (350,000)
   Common stock granted to employees (Note 11)                                                         1,575,000
   Amortization of deferred compensation
   Write-off of deferred compensation
        of terminated employees
   Net loss and comprehensive loss
   Other comprehensive income (loss) -
        cumulative translation
                                               -----------      ------------      ------------      ------------      ------------
BALANCE, DECEMBER 31, 1998                       7,989,059      $      7,989      $ 82,818,042      $  6,874,819      $    100,000
                                               ===========      ============      ============      ============      ============


                                                                   Accumulated
                                                                      Other          Retained           Total
                                                  Unearned        Comprehensive      Earnings       Stockholders'    Comprehensive
                                                Compensation         Income          (Deficit)          Equity            Loss
                                                ------------      -------------    ------------      ------------     -------------
BALANCE, OCTOBER 1, 1995                        $                 $                $    444,316      $    454,316
   Net loss and comprehensive loss                                                      (30,846)          (30,846)     $    (30,846)
                                                ------------      ------------     ------------      ------------      ============
BALANCE, SEPTEMBER 30, 1996                             --                --            413,470           423,470
   Issuance of common stock                                                                               308,068
   Net loss and comprehensive loss                                                      (50,016)          (50,016)     $    (50,016)
                                                ------------      ------------     ------------      ------------      ============
BALANCE, SEPTEMBER 30, 1997                             --                --            363,454           681,522
   Net loss and comprehensive loss                                                      (36,822)          (36,822)     $    (36,822)
                                                ------------      ------------     ------------      ------------      ============
BALANCE, DECEMBER 31, 1997                              --                --            326,632           644,700
   Issuance of common stock in public
         offering                                                                                      59,089,875
   Stock used for acquisition of Founding
         Companies                                                                   (3,290,022)       17,944,811
   Common stock issued to
         management and promoters                 (7,583,074)                                                --
   Stock split (to conform Blackmarr Note 2)                                                                 --
   Exercise of stock warrants
   Common stock granted to employees                                                                    1,575,000
   Amortization of deferred compensation           5,055,382                                            5,055,382
   Write-off of deferred compensation
        of terminated employees                    2,059,958                                            2,059,958
   Net loss                                                                         (16,544,021)      (16,544,021)     $(16,544,021)
   Other comprehensive income (loss) -
        cumulative translation                                         247,813                            247,813           247,813
                                                                                                                       ------------
   Comprehensive loss                                                                                                  $(16,296,203)
                                                ------------      ------------     ------------      ------------      ============
BALANCE, DECEMBER 31, 1998                      $   (467,734)     $    247,813     $(19,507,411)     $ 70,073,518
                                                ============      ============     ============      ============



                 See notes to consolidated financial statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                     CONSOLIDATED  STATEMENTS OF CASH FLOWS


                                                                                            THREE MONTHS
                                                                  YEAR ENDED                   ENDED              YEAR ENDED
                                                                  SEPTEMBER 30,              DECEMBER 31,        DECEMBER 31,
                                                               1996            1997             1997                1998
                                                           -------------    -----------     -------------        ------------
OPERATING  ACTIVITIES:
  Net loss                                                 $   (30,846)     $   (50,016)    $     (36,822)       $(16,544,021)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Restructure charge                                                                                                6,442,706
  Write down of certain intangible and other assets                                                                   841,496
  In process research and development expense                                                                       3,000,000
  Depreciation and amortization                                100,661          134,689            30,556           1,905,105
  Other                                                                                                               247,813
  Additions to allowance for doubtful accounts                 464,510           (5,425)           14,521             864,572
  Deferred income taxes                                        (32,503)           8,113           (21,598)         (1,311,138)
  Compensation  expense on issuance of common stock                             305,000                             6,765,811
  Changes in operating working capital:
  Trade accounts receivable                                   (352,655)      (1,632,114)       (1,451,265)         (4,757,221)
  Income tax refund receivable                                      --               --                --              37,515
  Unbilled revenue                                            (158,693)         133,342           501,007            (672,147)
  Prepaid and other assets                                      12,740          (24,143)            2,086               5,769
  Accounts payable                                            (300,708)          (2,584)            1,850            (441,342)
  Accrued salaries other accrued expenses                      226,170          447,536         1,928,223          (2,921,026)
  Income taxes payable                                         (83,417)         (32,609)           57,342           1,509,322
  Deferred revenue                                              76,043          462,018                --           1,210,049
                                                           -----------      -----------       -----------         -----------
  Net cash provided by (used in) operating activities          (78,698)        (256,193)           23,886          (3,816,737)

INVESTING  ACTIVITIES:
  Cash paid to acquire founding companies                                                                         (32,026,000)
  Cash paid to retire debt of Founding Companies                                                                   (9,864,581)
  Cash paid for acquisitions                                                                                       (6,106,405)
  Redemption of (investment in) certificate of deposit         (60,000)          60,000                --                  --
  Capital Expenditures                                        (150,576)        (111,612)          (14,826)         (1,162,373)
                                                           -----------      -----------       -----------         -----------
  Net cash used in investing activities                       (210,576)         (51,612)          (14,826)        (49,159,359)

FINANCING  ACTIVITIES:
  Borrowings under (payments on) line of credit                599,764          223,000            25,000                  --
  Proceeds from (payments on) term loan                       (357,900)         141,679           (32,694)                 --
  Payments on note payable and capital lease obligations        (5,068)         (57,070)          (18,149)         (2,444,669)
  Net proceeds from issuance of common stock                        --            3,068                --          59,089,875
                                                           -----------      -----------       -----------         -----------
  Net cash provided by (used in) financing activities          236,796          310,677           (25,843)         56,645,206

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                (52,478)           2,872           (16,783)          3,669,110

CASH AND CASH EQUIVALENTS:
  Beginning of period                                           69,383           16,905            19,777               2,994
                                                           -----------      -----------       -----------         -----------
  End of period                                            $    16,905      $    19,777       $     2,994         $ 3,672,104
                                                           ===========      ===========       ===========         ===========

SUPPLEMENTAL  INFORMATION:
  Interest paid                                            $    67,178      $    96,020       $    30,741         $    73,052
                                                           ===========      ===========       ===========         ===========
  Income taxes paid                                        $      --        $    50,000       $        --         $        --
                                                           ===========      ===========       ===========         ===========
  Equipment financed through capital leases                $    34,548      $    47,923       $        --         $        --
                                                           ===========      ===========       ===========         ===========


                 See notes to consolidated financial statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of presentation - BrightStar Information Technology Group, Inc., (the "Company" or "BrightStar") is an international provider of information technology ("IT") consulting services. BrightStar conducted no operations prior to April 16, 1998 when it completed its initial public offering ("IPO"). The accompanying historical consolidated financial statements include only the historical financial information for Blackmarr the "accounting acquirer", which elected to change its fiscal year-end from September 30 to December 31 prior to the IPO, and the "Founding Companies" from May 1, 1998 through December 31, 1998. See note 2 for further discussion of the IPO, the definition of the "Founding Companies" and the "accounting acquirer".

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in nonconsolidated companies that are at least 20 percent owned are stated at cost plus equity in undistributed net income (loss). All significant intercompany account balances and transactions have been eliminated in consolidation.

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from these estimates.

         Revenue recognition - The Company provides its services to customers for fees that are based on time and materials or fixed fees. Accordingly, revenue is recognized as consulting services are performed. Unbilled revenue is recorded for contract services provided for which a billing has not been rendered. Revenue from the sale of training kits and tuition received from training seminars is recognized as product is shipped or services are performed. Deferred revenue primarily represents the excess of amounts billed over contract costs and expenses incurred.

         The Company performs ongoing credit evaluations of its major customers and reserves for potential credit losses.

         Cash equivalents - Cash equivalents represent all liquid investments purchased with original maturities of three months or less.

         Property and equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of 3 years for computer equipment and software and 5 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the assets useful life. Expenditures for repairs and maintenance that do not improve or extend the life of assets are expensed as incurred.

         Goodwill - Goodwill, is the cost in excess of tangible assets acquired and is being amortized over 40 years on a straight-line basis. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability, and, if warranted, impairment or adjustment of the period benefited would be recognized. Accumulated amortization of goodwill at December 31, 1998 was $1.03 million.

         Cumulative translation adjustment - Cumulative translation adjustment in stockholders' equity reflects the unrealized adjustments resulting from translating the financial statements of foreign subsidiaries. The functional currency of the Company's foreign subsidiaries is the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income.

         Deferred income taxes - Deferred income taxes are provided under the asset and liability method for temporary differences in recognition of income and expense and financial reporting purposes. A valuation allowance is established for any portion of the deferred tax asset for which realization is more likely than not.

         Fair values of financial investments are estimated to approximate the related book values, unless otherwise indicated, based on market information available to the Company.

         Earnings per share (EPS) - EPS is based on Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Accordingly, Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that it is based on the weighted average number of common and potentially dilutive shares, from dilutive stock options, outstanding during each year. The weighted average shares used to calculate earnings per share on the historical statement of operations has been determined by converting the number of outstanding shares of Blackmarr during the periods presented, based upon the ratio of approximately 77 to 1, which was the ratio received by Blackmarr as a result of the offering. Common shares issuable upon exercise of common stock options are anti-dilutive (decreases net loss per share) for the periods presented.

         Stock based compensation - Stock based compensation arising from stock option grants and awards are accounted for by the intrinsic value method under Accounting Principals Board (APB) Opinion No. 25. "Accounting for Stock Issued to Employees." See Note 9.

         Accounting standards changes - In 1998, the Company adopted the following Statements of Financial Accounting Standards ("SFAS"):

         o SFAS 130, "Reporting Comprehensive Income", which requires the components of comprehensive income to be disclosed in the consolidated financial statements.

         o SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", which require disclosures of certain information about the Company's operating segments on a basis consistent with the way in which the Company is managed and operated.

         Adoption of these new standards required that the Company reclassify prior year's information and make certain new disclosures in the notes to the consolidated financial statements.

         New pronouncements - In 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This standard, which establishes new accounting and reporting standards for derivative financial instruments, must be adopted no later than 2000. The Company is currently analyzing the effect of this standard and does not expect it to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

         Reclassifications - Certain reclassifications have been made to conform the prior years financial statement amounts to the current year classifications.

2)       ACQUISITIONS

         Concurrent with and as a condition to the closing of the IPO, BrightStar acquired all of the outstanding capital stock or substantially all the net assets of Brian R. Blackmarr and Associates, Inc. ("Blackmarr"), Integrated Controls, Inc. ("ICON"), Mindworks Professionals Education Group, Inc. ("Mindworks"), Software Innovators, Inc. ("SII"), Zelo Group, Inc. ("Zelo"), Software Consulting Services America, LLC ("SCS America") and SCS Unit Trust ("SCS Australia")(the "Founding Companies"). The acquisitions have been accounted for using the purchase method of accounting with Blackmarr being treated as the accounting acquirer, in accordance with Staff Accounting Bulletin
         No. 97. The purchase method of accounting requires that the results of operations of the acquired companies only be included in the consolidated financial statements subsequent to their respective acquisition dates. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable tangibles, and liabilities assumed based on their fair market values. The excess of the total purchase prices over the fair value of the net assets acquired represents goodwill.

         The following table sets forth the consideration paid in cash and shares of common stock. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares was determined using an estimated fair value of $11.70 per share, which represents a discount of 10% from the initial public offering price of $13.00 per share due to restrictions on the resale and transferability of the shares issued in the Acquisitions. The estimated purchase price for each acquisition is subject to certain purchase price adjustments.

                                                Amount In     Common
                                                Common        Stock
                                    Cash         Stock        Shares
                                  ----------   ----------   ----------
           Founding Companies:
           (Dollars in thousands)
           ICON                   $    6,224   $    4,149      319,197
           Mindworks                     445        1,052       80,894
           SCS America                11,000        5,000      384,615
           SCS Australia(1)            9,815        5,889      452,976
           SII                           450        2,413      185,633
           Zelo                          375            1          100
                                  ----------   ----------   ----------
                       Subtotal       28,309       18,504    1,423,415
           Blackmarr                   3,290       13,160    1,012,306
                                  ----------   ----------   ----------
                        Total     $   31,599   $   31,664    2,435,721
                                  ==========   ==========   ==========

         (1) Common stock shares have not yet been issued and are included in common stock payable at December 31, 1998.

         The following is the calculation of goodwill arising from the acquisitions of the Founding Companies and BITG in thousands:

           Cash paid to Founding Companies                                         $ 31,599
           Stock issued to Founding Companies (valued at $11.70 per share)           28,498
           Cash paid to Blackmarr, charged to retained earnings                      (3,290)
           Discounted value of stock issued to Blackmarr included in amount of
             stock issued to Founding Companies above                               (11,844)
                                                                                   --------
           Total consideration (purchase price) attributable to acquisition of the Founding Companies and BITI by Blackmarr, the accounting acquirer $ 44,963
           Pro forma combined net assets of all Founding Companies and BITI          (1,216)
           Net assets of Blackmarr                                                    1,107
           Deferred offering costs at BITI                                            4,907
           Other acquisition costs                                                    1,366
           Goodwill at ICON                                                              94
           In-process research and development                                       (3,000)
                                                                                   --------
                         Total                                                     $ 48,221
                                                                                   ========

         Additionally, 437,681 shares of common stock were issued as consideration for class A units at BITI. These shares were valued at a discount of 10% to the initial public offering price of $13.00. These shares, less 46, 153 shares issued to affiliated parties charged to paid-in capital, have been included in goodwill in the amount of $4,580,878, as a cost of the acquisition of the Founding Companies.

         Since the IPO Brightstar has completed three acquisitions which were accounted for as purchase business combinations as follows:

         o On June 30, 1998, the Company completed the acquisition of Cogent Technologies, LLC, for $250,000 and certain costs, resulting in total goodwill of approximately $254,000.

         o On August 31,1998, the Company completed the acquisition of Total Business Quality Associates, Inc. (TBQ), a provider of SAP consulting and implementing services for $1,450,000 and certain costs, resulting in total goodwill of approximately $1,478,000.

         o Effective September 30, 1998, the Company completed the acquisition of PROSAP Australia Pty. LTD (PROSAP), a SAP certified National Implementation Partner located in Sydney, Australia for $8,884,000 and certain acquisition costs resulting in total goodwill of approximately $8,525,000; $4,100,000 was paid at closing and the remaining purchase price is to be paid over approximately nine months. See
                  Note 6.

         The following table presents unaudited pro forma results of operations of the Company as if the above described acquisitions had occurred at January 1, 1997 for the years ended December 31(in thousands, except per share data):

                                                             1997        1998
                                                          ---------   ---------
                 Revenues                                 $  65,678   $ 110,973
                                                          =========   =========
                 Loss before income taxes                 $  (7,682)  $  (8,589)
                                                          =========   =========
                 Net loss                                 $  (8,250)  $  (9,386)
                                                          =========   =========
                 Basic and diluted Loss per share:        $    (.98)  $   (1.11)
                                                          =========   =========



         The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of 1997, nor do they purport to be indicative of the future results of operations of the company.

3)       BUSINESS RESTRUCTURING

During the fourth quarter of 1998, the Company announced a plan to restructure its operations. The Company recorded a charge totaling $7,613,857 during 1998. The plan includes the following:

o Reorganize the operations of its wholly owned subsidiaries into one operation that will result in an integrated sales force, focused operating divisions and consolidated finance and administrative functions

o Realignment into five separate operating divisions/consulting service lines

o    Relocation of its corporate office

o    Reduction of workforce of approximately 11 employees

o The write-down of certain property and equipment and other assets as a result of business closures and termination of service lines.

o    Contract terminations and other obligations.

The major categories of the 1998 charges are summarized below:

 Workforce severance obligations             $4,960,015
 Asset impairment                             1,171,151
 Lease and other contract obligations         1,482,691
                                             ----------
 Total                                       $7,613,857
                                             ==========

The following is a summary of the types and amounts of accrued charges at December 31, 1998;

Workforce severance obligations              $2,900,057
Lease and other contract obligations          1,482,691
                                             ----------
Total                                        $4,382,748
                                             ==========

4)       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                               December 31,
                                                            1997         1998
                                                         ----------   ----------
Computer equipment and software                          $  737,189   $3,499,675
Furniture, fixtures and office equipment                    244,638    1,306,515
Leasehold improvements                                                   244,515
                                                         ----------   ----------
Total                                                       981,827    5,056,705
Accumulated depreciation and amortization                   705,074    1,504,701
                                                         ----------   ----------
Property and equipment, net                              $  276,753   $3,546,004
                                                         ==========   ==========

5)       OTHER ASSETS

         Other assets consist of the following:

                                                             December 31,
                                                          1997          1998
                                                        ----------    ----------
         Deposits                                       $   50,083    $  197,715
         Notes receivable and other                          6,676       299,923
                                                        ----------    ----------

         Total                                          $   56,759    $  497,638
                                                        ==========    ==========

6)       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


         Accrued expenses consist of the following:

                                                              December 31,
                                                          1997           1998
                                                       ----------     ----------
         Accrued payroll and payroll taxes             $  675,669     $5,286,189

         Other accrued expenses                         1,935,260      1,041,520
                                                       ----------     ----------

         Total accrued expenses                        $2,610,929     $6,327,709
                                                       ==========     ==========

7)       ACQUISITION PAYABLE

         In connection with the acquisition of PROSAP (see Note 2), the Company is required to pay the remaining purchase price of $4,784,000 as follows: $1,534,000 payable on January 1, 1999; $1,250,000 payable on April 1, 1999; and $2,000,000 payable on June 30, 1999.

         The amounts due on January 1, 1999 and April 1, 1999 are secured by an irrevocable bank letter of credit.

8)       LINE OF CREDIT AND NOTES PAYABLE

         Line of credit and notes payable consist of the following:

                                                                         1997
         Line of Credit, interest accruing prime plus 1%              $  847,764
                                                                      ==========

         Note payable, monthly principal payments of $10,898
          Plus accrued interest at prime plus 0.5%                    $  108,985

         Note payable, payable on demand, interest
          at 10% per annum                                               104,200
                                                                      ----------
                                                                      $  213,185
                                                                      ==========

         The outstanding balances related to the above items were paid off during 1998 with proceeds from the IPO.

9)       REVOLVING CREDIT FACILITY

         In April 1998, The Company received a commitment from a lender to provide its revolving credit facility, however, the Company did not enter into this credit facility.

         Effective March 29, 1999 the Company entered into a Revolving Credit Agreement with another lender that provides a line of credit of up to $15 million. This facility expires March 30, 2001.

         Amounts outstanding under the revolving credit agreement will bear interest at a rate per annum equal to one of the following rates, at the Company's option: (i) Eurodollar rate plus 2.5% or (ii) prime rate plus 1/4%. The Company will pay a commitment on unused amounts of the revolving credit facility of 3/8% per annum based on the average daily amount by which the commitment amount exceeds the principal amount outstanding during the preceding month. Interest is payable monthly on prime rate borrowings and quarterly or at the end of the applicable interest period for the Eurodollar rate borrowings.

         The revolving credit facility is secured by liens on substantially all of the Company's assets (as defined in the agreement) and contains various financial and other restrictive covenants and requirements including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantee and payments of dividends.

10)      STOCKHOLDERS' EQUITY AND OTHER STOCK RELATED INFORMATION

         Capital Stock

         Authorized capital shares of the company include 3,000,000 shares of preferred stock, 2,000,000 shares of restricted stock and 35,000,000 shares of common stock. Rights, preferences and other terms of the preferred stock will be determined by the board of directors at the time of issuance; no preferred stock was issued at December 31, 1998.

         Common Stock Payable

         Common stock payable represents additional stock issuable under the terms based upon of the purchase agreement between the Company and SCS Australia, achieving certain 1998 revenue targets. Upon the final settlement of the purchase price, the unit holders of SCS Unit Trust received 441,400 common shares during the first quarter of 1999, with the difference of 11,575 shares to be issued to certain directors and members of management under the terms of the original exchange agreement. As a result, a charge to stock compensation expense in the amount of $135,429 was recorded.

         Common stock warrant and option

         In 1997, the Company entered into an advisory agreement with an investment banking firm, and issued a warrant to that firm for $100. The warrant provides for the purchase of 50,000 shares of common stock at an exercise price of $6, and is exercisable at any time prior to August 14, 2004.

         Also in 1997, the Company entered into an agreement for corporate development services and issued a common stock option to the consulting firm. The option grants the holder the option to purchase 14,285 shares.

         The estimated combined fair value of the warrant and the option of $450,000 were recorded as offering costs, and charged against paid-in capital.

         The common stock warrant was exercised during 1998, with the holder surrendering approximately 17,000 common shares in lieu of payment for 33,008 common shares.

         The following table reconciles the numerators and denominators used in the computation of both basic and diluted EPS:

                                                                      1996       1997       1998
                                                                    --------   --------   --------
         Basic EPS and diluted computation:
             Numerator:
             Net income (loss)                                     $     (50)  $    (37)   $(16,544)
         Denominator:
             Weighted average shares outstanding (000's)                  893     1,012       6,275
                                                                   ----------  --------    --------
            Basic and diluted EPS                                  $    (0.06) $  (0.04)   $  (2.64)

         STOCK OPTIONS - During 1998 a stock option plan (The 1997 Plan) was established, which provides for the issuance of incentive and non-qualified stock options, restricted stock awards, stock appreciation rights or performance stock awards. The total number of shares that may be issued the Plan is 1,000,000 shares, of which only 930,000 shares may be granted for incentive stock options. Options, which constitute the only issuance under the incentive plans, have been generally granted at fair value of the company's common stock on the date of grant. The following table summarizes the plan's stock option activity:

                                                                Shares       Exercise
                                                              ----------       Price
                                                                           -------------
                   Options outstanding at December 31, 1997         --     $
                   Granted in 1998                               603,402        13.00
                   Exercised                                        --
                   Expired                                          --
                                                              ----------
                   Options outstanding at December 31, 1998      603,402   $    13.00
                                                              ==========
                   Exercisable at December 31, 1998               98,950
                                                              ==========

         STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board Option No. 25 and related interpretations in accounting for its stock option plans. No compensation cost (generally measured as the excess, if any, of the quoted market price of the common stock at the date of the grant over the amount an employee must pay to acquire the common stock) has been recognized for the Company's stock option plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", issued by the Financial Accounting Standards Board in 1995, prescribed a method to record compensation cost for stock-based employee compensation plans at fair value, but allowed disclosure as an alternative. Pro forma disclosures as if the Company had adopted the cost recognition requirements under SFAS No. 123 in 1998 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                                        1998
                                                                     -----------
       Net loss (in thousands)
           As reported                                                  $(16,544)
           Pro Forma                                                    $(17,622)

       Earnings per share - diluted
           As reported                                                    $(2.64)
           Pro Forma                                                      $(2.81)

       Stock options issued                                              333,402

       Weighted average value of options                             $      9.71

       Average compensation value of options granted per option      $      3.29

         Compensation cost (for the current-year grants) was calculated in accordance with the binomial model, using the following assumptions:
         (i) expected volatility computed using the monthly average of the Company's common stock market price as listed on the NASDAQ National Market for the period April 16, date of the Company's initial public offering, through December 31, 1998, and the nolatility of comparable companies, which market price volatility averaged 60%; (ii) expected dividend yield of 0%; (iii) expected option term of 10 years; and (iv) risk-free rate of return as of the date of the grant, of 5.60%, based on extrapolated yield of 10 year U.S. Treasury securities.

11)      STOCK COMPENSATION EXPENSE

         In connection with the offering and acquisition of the Founding Companies, certain directors and members of management received 648,126 shares of common stock. These shares, valued at $11.70, were recorded as deferred compensation and are being charged to stock compensation expense over a one year period based upon the terms of a stock repurchase agreement between the Company and related shareholders. Total stock compensation expense recorded during 1998 in connection with the above was $ 5,055,382 . At December 31, 1998, certain members of management that had received substantially all of these shares were terminated in connection with the Restructure. As a result, the remaining deferred compensation totaling $2,059,958, attributable to the shares held by these terminated employees was charged to expense and is included in the Restructure Charge.

         In connection with the terms of the acquisition of SCS Unit Trust, certain key employees were granted 200,000 shares of common stocks under an incentive stock bonus plan. Based on the share price of $7.88 per share on the date of the grant, the Company recorded stock compensation expense of $1,575,000. At December 31, 1998 these common shares had not been formally issued, and accordingly, are recorded in common stock payable.

         During March 1997, the Company issued 3,068 shares of common stock with an estimated fair value of approximately $100 per share to certain employees for $1 per share. Compensation expense totaling $305,000 was recognized during the year ended September 30, 1997.

12)      INCOME TAXES

         The components of income before income taxes and the related income taxes for the years ended December 31, 1996, 1997 and 1998, as presented below:

                                                                             1998
                                                                           ----------
         Income (loss) before income taxes:                               (17,453,175)

                  Domestic                                                  1,706,244
                                                                          -----------
                  Foreign                                                 (15,746,931)
                                                                          ===========

         The Company had no Foreign income in the years ended December 31, 1996 and 1997.

                                                  1996          1997          1998
                                               ----------    ----------   -----------
         Provision for income taxes:
             Current:
                  Federal                      $   32,609    $   (1,647)      784,986
                  State                                                       108,144
                  Foreign                                                     527,382

             Deferred:
                  Federal                         (32,503)        8,113      (623,422)
                  Foreign                                                          --
                                               ----------    ----------   -----------
                     Total                     $      106         6,466   $   797,090
                                               ==========    ==========   ===========

         The Company's deferred tax assets are reflected below as of December 31, 1997 and 1998, respectively:

                                       1997         1998
                                    ----------   ----------
         Bad debt reserves          $  161,564   $   387,317
         Restructure reserve                       1,665,444
         Fixed asset depreciation        9,943        30,923
         Other                            --          87,960
                                    ----------   -----------
         Net deferred tax asset     $  171,507     2,171,644
                                    ==========
         Valuation allowance                      (1,386,658)
                                                ------------
                                                $    784,986
                                                ============

         The table below reconciles the expected U.S. federal statutory tax to the recorded income tax rate:

                                                        1996         1997          1998
                                                      ----------   ----------    ----------
         Provision (benefit) at statutory tax rate    $  (10,759)   $  (14,807)  $(6,108,611)
         State income taxes, net of federal benefit            6        (1,293)      (88,397)
         Goodwill amortization                                                       360,716
         Foreign Tax                                          --            --       527,382
         Deferred Compensation                                --            --     3,041,619
         Goodwill Writeoff                                    --            --     1,505,833
         Valuation Allowance                                  --            --     1,386,658
         Other, net                                       10,859        22,566       171,890
                                                      ----------    ----------   -----------
         Total                                        $      106    $    6,466   $   797,090
                                                      ==========    ==========   ===========

13)      EMPLOYEE BENEFIT PLANS

         The Company has a 401(k) plan that covers substantially all employees. Employees vest in Company contributions evenly over five years. The Company may provide matching contributions of up to 6% of the employees base salary. Employer matching and profit sharing contributions are discretionary, and, to date, no matching nor profit sharing contributions have been made.

14)      COMMITMENTS AND CONTINGENCIES

         The Company leases office space, computer and office equipment under various capital and operating lease agreements that expire at various dates through December 31, 2003. Minimum future commitments under these agreements at December 31, 1998 are as follows (in thousands):

                                    Capital               Operating
                    1999            $198,890              $2,950,119
                    2000             140,275               2,421,793
                    2001               5,251               1,865,797
                    2002                                   1,153,907
                    2003                                     336,115
                                    --------              ----------
Total minimum lease payments         344,416              $8,727,731
                                                          ==========
Less amounts representing interest    48,158
                                    --------
Present value of capital lease
obligation                           296,258

Less current portion of capital
lease obligations.                   167,201
                                    --------
Long-term portion of capital
lease obligations.                  $129,057
                                    ========

Rent expense was $372,271, $394,123, $113,111, and $1,636,387 during the periods ended September 30, 1996 and 1997, December 31, 1997 and December 31, 1998, respectively, and is included in selling, general and administrative expense.

EMPLOYMENT AGREEMENTS - As of December 31, 1998, the Company had entered into employment agreements with certain key management personnel which provided for minimum compensation levels and incentive bonuses, along with provisions for termination of benefits in certain circumstances and for certain severance payments in the event of a change in control.

15)      SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

         The Company did not have any customer, individually or considered as a group under common ownership that accounted for 10% of revenues or accounts receivable for the periods presented.

         The Company operates in a single industry, as a provider of information technology services. Since April 16, 1998, the Company has primarily operated in two geographic regions. Prior to April 16, 1998, the Company primarily operated in the United States. Specific information related to the Company's geographic areas are found in the following table:

                                     For Year Ended December 31, 1998
                                     ================================
         (dollars in thousands)      Revenues    Income (Loss) From   Long Lived    Assets
                                                     Operations         Assets
                                     --------    --------------------------------   -------
         United States               $ 62,951    $ (17,768)                64,438   $83,052
                                      -------     -------------------------------   -------
         Australia                   $ 17,977    $   1,936                    835   $10,512
                                      -------     -------------------------------    ------
         Other                       $     --    $    --                            $    --
                                      -------     -------------------------------   -------
         Consolidated                $ 80,928    $ (15,832)                65,273   $93,564
                                      -------     -------------------------------   -------

                              INDEX TO EXHIBITS



EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
  3.1     --   Certificate of Incorporation, as amended (Incorporated by
               reference from Exhibit 3.1 to Amendment No. 1 to BrightStar's
               Registration Statement on Form S-1 filed February 27, 1998 (File
               No. 333-43209)).

  3.2     --   Bylaws, as amended (Incorporated by reference from Exhibit 3.2 to Amendment No. 3.2 to BrightStar's Registration Statement on
               Form S-1 filed April 14, 1998 (File No. 333-43209)).

  4.1     --   Specimen Common Stock Certificates (Incorporated by reference from Exhibit 4.1 to Amendment No. 1 to BrightStar's Registration
               Statement on Form S-1 filed February 27, 1998 (File
               No. 333-43209)).

  4.2     --   Agreement and Plan of Exchange dated December 15, 1997 among
               BrightStar, BITG, BITI and the holders of the outstanding capital stock of BITG (Incorporated by reference from Exhibit 4.2 to
               Amendment No. 1 to BrightStar's Registration Statement on Form
               S-1 filed February 27, 1998 (File No. 333-43209)).

  4.3     --   Option Agreement dated as of December 16, 1997 between
               BrightStar and Brewer-Gruenert Capital Advisors, LLC
               (Incorporated by reference from Exhibit 4.4 to Amendment No. 1 to
               BrightStar's Registration Statement on Form S-1 filed February
               27, 1998 (File No. 333-43209)).

  10.1    --   BrightStar 1997 Long-Term Incentive Plan (Incorporated by
               reference from Exhibit 10.1 to Amendment No. 1 to BrightStar's
               Registration Statement on Form S-1 filed February 27, 1998 (File
               No. 333-43209)).

  10.2    --   Agreement and Plan of Exchange by and among BrightStar and the holders of the outstanding capital stock of Brian R. Blackmarr and Associates, Inc. (Incorporated by reference from Exhibit 10.2 to BrightStar's Registration Statement on Form S-1 filed December
               24, 1997 (File No. 333-43209)).

  10.3    --   Agreement and Plan of Exchange by and among BrightStar and the holders of the outstanding capital stock of Integrated Controls,
               Inc. (Incorporated by reference from Exhibit 10.3 to BrightStar's
               Registration Statement on Form S-1 filed December 24, 1997 (File
               No. 333-43209)).

  10.4    --   Agreement and Plan of Exchange by and among BrightStar and the holders of the outstanding capital stock of Mindworks
               Professional Education Group, Inc. (Incorporated by reference from Exhibit 10.4 to BrightStar's Registration Statement on Form
               S-1 filed December 24, 1997 (File No. 333-43209)).

  10.5    --   Agreement and Plan of Exchange by and among BrightStar,
               Software Consulting Services America, LLC and the holders of the outstanding ownership interests of Software Consulting Services
               America, LLC. (Incorporated by reference from Exhibit 10.5 to
               BrightStar's Registration Statement on Form S-1 filed December
               24, 1997 (File No. 333-43209)).

  10.6    --   Agreement and Plan of Exchange by and among BrightStar and
               Software Consulting Services Pty. Ltd. in its capacity as Trustee of the Software Consulting Services Unit Trust and the holders of all of the

               outstanding ownership interests in the Software Consultants Unit
               Trust (Incorporated by reference from Exhibit 10.6 to BrightStar's Registration Statement on Form S-1 filed December
               24, 1997 (File No. 333-43209)).

  10.7    --   Agreement and Plan of Exchange by and among BrightStar and the holders of the outstanding capital stock of Software
               Innovators, Inc. (Incorporated by reference from Exhibit 10.7 to
               BrightStar's Registration Statement on Form S-1 filed December
               24, 1997 (File No. 333-43209)).

  10.8    --   Agreement and Plan of Exchange by and among BrightStar and the holder of the outstanding capital stock of Zelo Group, Inc. and
               Joel Rayden (Incorporated by reference from Exhibit 10.8 to
               BrightStar's Registration Statement on Form S-1 filed December
               24, 1997 (File No. 333-43209)).

  10.9    --   Form of Employment Agreement between BrightStar and Marshall
               G. Webb, Thomas A. Hudgins and Daniel M. Cofall (Incorporated by
               reference from Exhibit 10.9 to Amendment No. 1 to BrightStar's
               Registration Statement on Form S-1 filed February 27, 1998 (File
               No. 333-43209)).*

  10.10   --   Employment Agreement between Software Consulting Services
               America, Inc. and Michael A. Ober.*

  10.11   --   Office Lease dated November 11, 1998, between Principal life insurance company and BrightStar.

  10.12   --   Employment Agreement dated Jan. 31, 1999 between BrightStar and
               Donald Rowley.*

  10.13   --   Employment Agreement between Brian R. Blackmarr and
               Associates, Inc. and Brian R. Blackmarr (Incorporated by
               reference from Exhibit 10.10 to Amendment No. 1 to BrightStar's
               Registration Statement on Form S-1 filed February 27, 1998 (File
               No. 333-43209)).*

  10.14   --   Letter Agreement dated August 14, 1997 between BITG and
               McFarland, Grossman and Company, Inc., and amended as of March
               17, 1998 (Incorporated by reference from Exhibit 10.11 to
               Amendment No. 2 to BrightStar's Registration Statement on Form
               S-1 filed March 24, 1998 (File No. 333-43209)).

  10.15   --   Letter Agreement dated September 26, 1997 between BITG and
               Brewer-Gruenert Capital Advisors, LLC, and amended as of December
               15, 1997 (Incorporated by reference from Exhibit 10.12 to
               BrightStar's Registration Statement on Form S-1 filed December
               24, 1997 (File No. 333-43209)).

  10.16   --   Loan Agreement dated October 16, 1997 between BITI and BITG
               (Incorporated by reference from Exhibit 10.13 to Amendment No. 1 to BrightStar's Registration Statement on Form S-1 filed February
               27, 1998 (File No. 333-43209)).

  10.17   --   Stock Repurchase Agreement between BrightStar and Marshall G.
               Webb, Daniel M. Cofall, and Thomas A. Hudgins.*

  10.18   --   Agreement Regarding Repurchase of Stock by and among
               BrightStar, George M. Siegel, Marshall G. Webb, Thomas A.
               Hudgins, Daniel M. Cofall, Mark D. Diggs, Michael A. Sooley,
               Michael B. Miller, and Tarrant Hancock.*


  10.19   --   Amendment to Agreement and Plan of Exchange dated as of June
               5, 1998 by and BrightStar and the holder of the outstanding capital stock of Zelo Group, Inc. and Joel Rayden.

  10.20   --   Deed of Variation dated as of April 17, 1998 by and among
               BrightStar and Software Consulting Services Pty. Ltd. and Kentcom
               Pty. Ltd., Salvatore Fazio, Pepper Tree Pty. Ltd., Christopher
               Richard Banks, Cedarman Pty. Ltd, Stephen Donald Caswell,
               Quicktrend Pty. Ltd., Desmond John Lock, Kullamurra Pty. Ltd.,
               Robert Stephen Langford, and KPMG Information Solutions Pty. Ltd.
               and Data Collection Systems Integration Pty. Ltd.

  10.21   --   Asset Purchase Agreement dated as of June 30, 1998 among
               BrightStar, Cogent Acquisition Corp., Cogent Technologies, LLC
               and the holders of all of all the outstanding membership interest of Cogent Technologies, LLC.

  10.22   --   Asset Purchase Agreement dated as of August 31, 1998 among
               BrightStar, Software Consulting Services America, Inc., TBQ
               Associates, Inc. and the holders of all the outstanding capital stock of TBQ Associates, Inc.

  10.23   --   Stock Purchase Agreement dated effective as of September 30,
               1998 among BrightStar, BrightStar Group International, Inc. and the holders of the outstanding capital stock of PROSAP AG
               (Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K of BrightStar dated November 10, 1998.

  10.24   --   Factoring Agreement and Security Agreement dated January 22,
               1999 among Metro Factors, Inc. dba Metro Financial Services,
               Inc., Brian R. Blackmarr and Associates, Inc., Software
               Consulting Services America, Inc., Software Innovators, Inc., and
               Integrated Controls, Inc.

  10.25   --   Guaranty dated January 22, 1999 by BrightStar for the benefit of Metro Factors, Inc. dba Metro Financial Services, Inc.

  10.26   --   Severance Agreement and Release effective November 20, 1998 between BrightStar and Thomas A. Hudgins.

  10.27   --   Severance Agreement and Release effective January 31, 1999 between BrightStar and Daniel M. Cofall.

  10.28   --   Severance Agreement and Release effective January 31, 1999 between Marshall G. Webb.

  10.29   --   Revolving Credit Agreement dated March 29,1999 between
               BrightStar and Comerica Bank

  10.30   --   Form of subsidiaries guaranty dated March 29,1999 between
               BrightStar subsidiaries and Comerica Bank

  10.31   --   Security Agreement (Negotiable collateral) dated March 29,1999 between BrightStar and Comerica Bank

  10.32   --   Security Agreement (All assets) dated March 29, 1999 between
               BrightStar and Comerica Bank

  10.33   --   $15,000,000 Revolving Note dated March 29, 1999 from BrightStar to Comerica Bank

  21.1    --   List of Subsidiaries of the Company.

  24.1    --   Power of Attorney

  27.1    --   Financial Data Schedule

* Management Contract or Compensatory Plan required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.