Form 10-Q
period 1999-03-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 1999-05-17
CIK 1050025

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER: 000-23889

                         -------------------------------

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

           DELAWARE                                    76-0553110
(STATE OF OTHER JURISDICTION OF                     (I.R.S.EMPLOYER
 INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

    4900 HOPYARD ROAD, SUITE 200
       PLEASANTON, CALIFORNIA                            94566
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (925) 251-0000

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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at May 12, 1999, was 8,189,059.

*The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on April 16, 1998.

================================================================================

                          ITEM 1. FINANCIAL STATEMENTS

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         (000'S, EXCEPT PER SHARE DATA)


                                                                               MARCH 31,    DECEMBER 31,
ASSETS                                                                           1999          1998
                                                                               --------      --------
CURRENT ASSETS:
  Cash and cash equivalents                                                    $  2,923      $  3,672
  Trade accounts receivable, net of allowance for doubtful accounts
   of $1,568 and $1,316                                                          23,305        20,297
  Unbilled revenue                                                                4,993         2,238
  Deferred tax asset                                                                608           785
  Prepaid expenses and other                                                      1,689         1,298
                                                                               --------      --------
     Total current assets                                                        33,518        28,290

PROPERTY AND EQUIPMENT                                                            5,541         5,051
  Less-accumulated depreciation                                                  (1,842)       (1,505)
                                                                               --------      --------
  Property and equipment, net                                                     3,699         3,546

GOODWILL                                                                         62,319        62,260
  Less-accumulated amortization                                                  (1,424)       (1,030)
                                                                               --------      --------
  Goodwill, net                                                                  60,895        61,230

OTHER                                                                               610           498
                                                                               --------      --------

TOTAL                                                                          $ 98,722      $ 93,564
                                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                             $  4,351      $  3,920
  Acquisition payable                                                             3,250         4,784
  Line of credit                                                                  5,724          --
  Current maturities of capital lease obligations                                   119           167
  Restructuring reserve                                                           3,677         4,383
  Accrued salaries and other expenses                                             8,517         6,328
  Income taxes payable                                                            1,393         1,791
  Deferred revenue                                                                1,727         1,936
                                                                               --------      --------
     Total current liabilities                                                   28,758        23,309

LONG-TERM CAPITAL LEASES, NET                                                       166           129

OTHER                                                                                33            52

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 35,000,000 shares authorized; 8,189,059 and
   7,989,059 shares issued and outstanding                                            8             8
Additional paid-in capital                                                       84,393        82,818
Common stock payable                                                              5,300         6,875
Common stock warrants                                                               100           100
Deferred stock compensation                                                         (67)         (468)
Accumulated other comprehensive income                                              128           248
Retained earnings (deficit)                                                     (20,097)      (19,507)
                                                                               --------      --------
     Total stockholders' equity                                                  69,765        70,074
                                                                               --------      --------

TOTAL                                                                          $ 98,722      $ 93,564
                                                                               ========      ========


See notes to condensed consolidated financial statements.

       BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (000'S, EXCEPT SHARE DATA)


                                                        THREE MONTHS ENDED
                                                   ----------------------------
                                                    MARCH 31,        MARCH 31,
                                                       1999            1998
                                                   -----------      -----------
REVENUE                                            $    32,479      $     5,109

COST OF REVENUE                                         24,953            4,005
                                                   -----------      -----------

GROSS PROFIT                                             7,526            1,104

OPERATING EXPENSES:
  Selling, general and administrative expenses           6,775              667
  Stock compensation expense                               401             --
  Goodwill amortization                                    394             --
  Depreciation and amortization                            337               31
                                                   -----------      -----------
      Total operating expenses                           7,907              698

INCOME (LOSS) FROM OPERATIONS                             (381)             406

OTHER INCOME (EXPENSE)                                     (35)               1

INTEREST INCOME (EXPENSE)                                   21              (32)
                                                   -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                         (395)             375

INCOME TAX PROVISION                                       195               96
                                                   -----------      -----------

NET INCOME (LOSS)                                  $      (590)     $       279
                                                   ===========      ===========

Net income (loss) per share -

             Basic and Diluted                     $     (0.07)     $      0.28
                                                   ===========      ===========

Weighted average shares outstanding -

             Basic and Diluted                       8,642,035        1,012,306
                                                   ===========      ===========


See notes to consolidated financial statements.

          BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000'S)


                                                                 THREE MONTHS ENDED
                                                               MARCH 31,    MARCH 31,
OPERATING ACTIVITIES:                                             1999        1998
                                                                -------      -------
  Net income (loss)                                             $  (590)     $   279
  Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
  Cumulative translation adjustment                                (120)        --
  Depreciation and amortization                                     731           31
  Additions (reductions) to allowance for doubtful accounts         252         (227)
  Compensation expense on issuance of common stock                  401         --
  Deferred taxes                                                    177         --
  Cash provided by (used in) operating working capital:
  Trade accounts receivable                                      (3,260)        (334)
  Unbilled revenue                                               (2,755)         (85)
  Prepaid expenses and other                                       (503)          (3)
  Accounts payable                                                  431        1,061
  Restructuring reserve                                            (706)        --
  Accrued salaries and other expenses                             2,825       (1,280)
  Income taxes payable                                           (1,053)          96
  Deferred revenue                                                 (209)         731
                                                                -------      -------
      Net cash provided by (used in) in operating activities     (4,379)         269

INVESTING ACTIVITIES:
  Payments for acquisitions                                      (1,593)        --
  Additions of property and equipment, net of disposals            (490)           7
                                                                -------      -------
      Net cash provided by (used in) investing activities        (2,083)           7


FINANCING ACTIVITIES:
  Borrowings under line of credit                                 5,724         --
  Net payments on capital lease obligations                         (11)         (40)
                                                                -------      -------
      Net cash provided by (used in) financing activities            5,713          (40)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (749)         236

CASH AND CASH EQUIVALENTS:
  Beginning of period                                             3,672            3
                                                                -------      -------
  End of period                                                 $ 2,923      $   239
                                                                =======      =======

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                                AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements for the three month period ended March 31, 1999 and the balance sheet at December 31, 1998 include the accounts of all BrightStar subsidiaries. The statement of operations and cash flows for the three month period ended March 31, 1998 include only the accounts of Brian R. Blackmarr and Associates, Inc, the accounting acquirer. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

2.    CREDIT FACILITY

      Effective March 29, 1999, the Company established a $15 million credit facility (the "Credit Facility") with Comerica Bank. Under terms of the agreement, the Credit Facility will be used for working capital needs, including issuance of letters of credit, and for general corporate purposes. Borrowings under the Credit Facility bear an interest rate of prime plus .25%, or the Eurodollar rate plus 2.5%. The Company will pay a commitment fee on unused amounts of the Credit Facility amounting to .375% per annum based on the average daily amount by which the commitment amount exceeds the principal amount outstanding during the preceding month. Interest is payable monthly on prime rate borrowings and quarterly or at the end of the applicable interest period for the Eurodollar rate borrowings.

      The Credit Facility is secured by liens on substantially all the Company's assets (including accounts receivable) and a pledge of all of the outstanding capital stock of the Company's domestic operating subsidiaries. The Credit Facility also requires that the Company comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. The Credit Facility expires on March 30, 2001. The Credit Facility contains provisions requiring mandatory prepayment of outstanding borrowings from the issuance of debt or equity securities for cash, excluding certain equity issued in connection with future acquisitions, and cash realized in connection with permitted asset sales outside of the ordinary course of business. Borrowings outstanding under the Credit Facility amounted to $5.7 million at March 31, 1999.

3.    RESTRUCTURING

      During the fourth quarter of 1998, the Company announced a plan to restructure its operations and recorded a charge of $7.6 million. The plan included a reorganization of operations, relocation of the Company's corporate office, reduction in workforce, and termination of leases and other contractual obligations.

      The major categories of the restructuring charge are summarized below (000's):


                                                                       Remaining
                                              Amounts Charged       Amounts Accrued
                                             to Earnings in 1998   at March 31, 1999
                                                   ------               ------
Workforce severance obligations                    $4,960               $2,250
Asset writedowns                                    1,171                 --
Lease and other contract obligations                1,483                1,427
                                                   ------               ------
Total                                              $7,614               $3,677
                                                   ======               ======


      The balance of the restructuring charge will be utilized through the first quarter of 2001.

4.    INCOME TAXES

      A reconciliation of the statutory Federal tax to the recorded tax for the three month periods ended March 31, 1999 and March 31, 1998, is as follows (000's):


                                                   1999                 1998
                                                  -----                -----
Provisional statutory tax rate                    $(138)               $ 131
State taxes, net of Federal benefit                 (16)                --
Goodwill amortization                               154                 --
Stock compensation                                  155                 --
Other                                                40                  (35)
                                                  -----                -----
Total                                             $ 195                $  96
                                                  =====                =====


      Components of deferred tax assets of $0.6 million at March 31, 1999 principally relate to the Company's accounts receivable and restructuring reserves.

5.    COMPREHENSIVE INCOME

      SFAS No. 130, "Reporting Comprehensive Income," requires companies to report and display comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The comprehensive loss was $0.7 million for the three months ended in March 31, 1999, due to the effect of the cumulative foreign currency translation adjustment. Comprehensive income is the same as net income reported in the 1998 period reported.

6.    ACQUISITION

      In May 1999, under the terms of the acquisition of Cogent Technologies, LLC, the Company is required to pay an additional $0.2 million in cash and issue an additional 352,085 of the Company's common shares, valued at approximately $1.5 million, to the prior owners based upon an earn-out calculation (contingent at December 31, 1998). The additional purchase consideration will be recorded as goodwill in the second quarter of 1999.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      INTRODUCTION - BrightStar provides enterprise-wide business and technology solutions to Global 2000 companies and other large organizations. BrightStar provides these services to a diverse client base including but not limited to retail, industrial, petrochemical, manufacturing and distribution companies.

      The Company's services and products include Enterprise Resource Planning
      (ERP) software implementation, consulting, software and Web application development, systems integration and outsourcing, and training as well as upgrades and support related to software products. The services are generally performed at clients' locations and also at the Company's facilities. In providing ERP implementation and other IT services, the Company may assume responsibility for project management and bill the client on a time and material or fixed fee basis.

      Revenue is recognized as services are rendered. The timing of revenue is difficult to forecast because the Company's sales cycle for certain of its services can be relatively long and is subject to a number of uncertainties, including clients' budgetary constraints, the timing of clients' budget cycles, clients' internal approval processes and general economic conditions. In addition, as is customary in the industry, the Company's engagements, generally, are terminable without a client penalty. The Companies' revenue and results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including, but not limited to, the effect of changes in estimates to complete fixed fee contracts; the rate of hiring and the productivity of revenue generating personnel; the availability of qualified IT professionals; the significance of client engagements commenced and completed during a quarter; the number of business days in the quarter; changes in the relative mix of the Company's services; changes in the pricing of the Company's services; the timing and the rate of entrance into new geographic or IT specialty markets; departures or temporary absences of key revenue-generating personnel; the structure and timing of acquisitions; changes in the demand for IT services; and general economic factors.

      Cost of revenue consists primarily of salaries (including non-billable and training time) and benefits for consultants. The Company generally strives to maintain its gross profit margins by offsetting increases in salaries and benefits with increases in billing rates.

      Selling, general and administrative expenses primarily consist of costs associated with (i) corporate overhead, (ii) sales and account management,
      (iii) telecommunications, (iv) human resources, (v) recruiting and training.

      RESULTS OF OPERATIONS

      Financial results for the quarter ended March 31, 1999 include the operations of all BrightStar companies acquired in conjunction with, or subsequent to the date of the IPO. Financial results for the three months ended March 31, 1998 contain only the operations of Blackmarr, the accounting acquirer. Consequently, the primary reason for variances between periods is the combined operations of the BrightStar companies from April 17, 1998, which was the date BrightStar commenced operations, or later dates for companies subsequently acquired. The information herein should be read in conjunction with financial and pro forma information contained in the Company's 1998 annual report on Form 10-K.

      Revenue increased primarily due to new ERP contracts and additional custom and web application development projects.

      Cost of revenues increased in proportion to the additional ERP and custom application development revenue. Cost of revenues as a percentage of revenues for the three months ended March 31, 1999 was higher than normal as a result of consultant salaries and related costs attributable to certain fixed fee contracts that are not billable at normal rates. The Company expects to continue to incur costs that are not fully billable on certain fixed fee projects through the third quarter of 1999.

      Selling, general and administrative expenses reflect the Company's investment in building its internal infrastructure and field sales force during the first quarter of 1999.

      Stock compensation expense is a non-cash expense item related to the issuance of stock to certain Founders as a part of the IPO. This amount is being amortized over a period of 12 months.

      Goodwill amortization relates to goodwill acquired in conjunction with the IPO and subsequent acquisitions.

      Income taxes are based on the Company's estimated annual tax rate of 39%, adjusted for non-deductible goodwill amortization and stock compensation expense.

      LIQUIDITY AND CAPITAL RESOURCES

      Effective March 29, 1999, the Company established a $15 million credit facility (the "Credit Facility") with Comerica Bank. Under terms of the agreement, the Credit Facility will be used for working capital needs, including issuance of letters of credit, and for general corporate purposes. Borrowings under the Credit Facility bear an interest rate of prime plus .25%, or the Eurodollar rate plus 2.5%. The Company will pay a commitment fee on unused amounts of the Credit Facility amounting to a .375% per annum based on the average daily amount by which the commitment amount exceeds the principal amount outstanding during the preceding month. Interest is payable monthly on prime rate borrowings and quarterly or at the end of the applicable interest period for the Eurodollar rate borrowings.

      The Credit Facility is secured by liens on substantially all the Company's assets (including accounts receivable) and a pledge of all of the outstanding capital stock of the Company's domestic operating subsidiaries. The Credit Family also requires that the Company comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. The Credit Facility expires on March 30, 2001. The Credit Facility contains provisions requiring mandatory prepayment of outstanding borrowings from the issuance of debt or equity securities for cash, excluding certain equity issued in connection with future acquisitions, and cash realized in connection with permitted asset sales outside of the ordinary course of business.


      During the first quarter of 1999, the Company borrowed $5.7 million under its Credit Facility to finance $3.9 million of additional working capital requirements, $0.5 million of equipment additions and $1.6 million of payments related to prior acquisitions.

      The Company expects to install or upgrade its accounting and management information systems and to install an internal network and communications system to facilitate exchange of information among the BrightStar companies. Management presently anticipates that expenditures for these items will total approximately $500,000.

      The Company intends to continue to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the issuance of additional equity, as well as through a combination of working capital, cash flow from operations and borrowings, under the Credit Facility.

      The Company believes that cash flow from operations and borrowings under the Credit Facility will be sufficient to fund its requirements over the next twelve months.

      YEAR 2000 COMPLIANCE - The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 problem. The Year 2000 problem arises from the way dates are recorded and computed in most applications, operating systems, hardware and embedded chips. If the problem is not corrected a system that uses a date in its prescribed function may fail or produce erroneous results before, on and after the Year 2000.

      The Company is completing an extensive review of its businesses to determine whether or not purchased and internally developed computer programs are Year 2000 compliant, as well as determine the extent of any remedial action and associated costs for such programs which are not compliant. Management believes it has completed its review of the Company's internal computer systems and has modified the Company's internal computer systems Year 2000 compliant. The Company is now involved in the testing phase of modifications.

      The Company plans to complete all remediation efforts for its critical systems prior to Year 2000. The Company is also contacting its key suppliers and customers to determine their Year 2000 readiness in order to ensure a steady flow of goods and services to the Company and continuity with respect to customer service.

      The costs of the readiness program for the Company's products are primarily costs of existing internal resources largely absorbed within existing spending levels. The costs of the readiness program for internal systems are a combination of incremental external spending and use of existing internal resources and expertise. The financial impact of the Year 2000 reviews, modifications, testing, replacements or related purchases are not expected to be material to the Company's business or its consolidated financial position, results of operations or cash flows.

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

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

      None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None.

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


                                        BRIGHTSTAR INFORMATION
                                        TECHNOLOGY GROUP, INC.



                                        By:       /s/  Michael A. Ober
                                             -----------------------------------
                                                       Michael A. Ober
                                                   Chief Executive Officer




                                        By:       /s/  Donald W. Rowley
                                             -----------------------------------
                                                       Donald W. Rowley
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                   Description
------                   -----------
  27                     Financial Data Schedule