Form 10-Q
period 1999-06-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 1999-08-13
CIK 1050025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

       [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

       [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM             TO
                                                 -----------    ------------

                        COMMISSION FILE NUMBER: 000-23889

                             ----------------------

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

                             -----------------------

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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 10, 1999, was 8,642,034.

*The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on April 16, 1998.

                          ITEM 1. FINANCIAL STATEMENTS

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         (000'S, EXCEPT PER SHARE DATA)


                                                                              JUNE 30,      DECEMBER 31,
                                                                                1999           1998
                                                                             -----------    -----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $     4,829    $     3,672
   Trade accounts receivable, net of allowance for doubtful accounts
   of $1,608 and $1,316                                                           24,509         20,297
   Unbilled revenue                                                                4,377          2,238
   Deferred tax asset                                                                562            785
   Prepaid expenses and other                                                      1,617          1,298
                                                                             -----------    -----------
   Total current assets                                                           35,894         28,290

PROPERTY AND EQUIPMENT                                                             7,105          5,051
   Less-accumulated depreciation                                                  (2,307)        (1,505)
                                                                             -----------    -----------
   Property and equipment, net                                                     4,798          3,546

GOODWILL                                                                          64,362         62,260
   Less-accumulated amortization                                                  (1,828)        (1,030)
                                                                             -----------    -----------
   Goodwill, net                                                                  62,534         61,230

OTHER                                                                                566            498
                                                                             -----------    -----------

TOTAL                                                                        $   103,792    $    93,564
                                                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                          $     5,117    $     3,920
   Acquisition payable                                                             2,000          4,784
   Line of credit                                                                  8,640           --
   Current maturities of capital lease obligations                                   129            167
   Restructuring reserve                                                           3,404          4,383
   Accrued salaries and other expenses                                             9,924          6,328
   Income taxes payable                                                            1,958          1,791
   Deferred revenue                                                                  822          1,936
                                                                             -----------    -----------
      Total current liabilities                                                   31,994         23,309

NOTE PAYABLE                                                                         500           --
LONG-TERM CAPITAL LEASES, NET                                                         96            129
OTHER                                                                                 34             52
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.001; 35,000,000 shares authorized; 8,189,059 and
   7,989,059 shares issued and outstanding                                             8              8
   Additional paid-in capital                                                     84,393         82,818
   Common stock payable                                                            6,300          6,875
   Common stock warrants                                                             100            100
   Deferred stock compensation                                                      --             (468)
   Accumulated other comprehensive income                                            128            248
   Retained earnings (deficit)                                                   (19,761)       (19,507)
                                                                             -----------    -----------
      Total stockholders' equity                                                  71,168         70,074
                                                                             -----------    -----------

   TOTAL                                                                     $   103,792    $    93,564
                                                                             ===========    ===========

See notes to condensed consolidated financial statements

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (000'S, EXCEPT SHARE DATA)


                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  --------------------------    --------------------------
                                                    JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                     1999           1998           1999           1998
                                                  -----------    -----------    -----------    -----------
REVENUE                                           $    36,123    $    18,557    $    68,602    $    23,666

COST OF REVENUE                                        26,222         11,975         49,800         15,330
                                                  -----------    -----------    -----------    -----------

GROSS PROFIT                                            9,901          6,582         18,802          8,336

OPERATING EXPENSES:
   Selling, general and administrative expenses         8,049          4,821         16,199          6,138
   Stock compensation expense                              67          1,264            468          1,264
   In-process research & development costs               --            3,000           --            3,000
   Goodwill amortization                                  404            224            798            224
   Depreciation and amortization                          465            182            802            212
                                                  -----------    -----------    -----------    -----------
      Total operating expenses                          8,985          9,491         18,267         10,838

INCOME (LOSS) FROM OPERATIONS                             916         (2,909)           535         (2,502)

OTHER INCOME (EXPENSE)                                      3            134            (32)           135

INTEREST EXPENSE                                          (99)           (29)           (78)           (62)
                                                  -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                         820         (2,804)           425         (2,429)

INCOME TAX PROVISION                                      484            597            679            693
                                                  -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                 $       336    $    (3,401)   $      (254)   $    (3,122)
                                                  ===========    ===========    ===========    ===========

Net income (loss) per share -

         Basic and Diluted                        $      0.04    $     (0.47)   $     (0.03)   $     (0.76)
                                                  ===========    ===========    ===========    ===========

Weighted average shares outstanding -

         Basic and Diluted                          8,723,584      7,203,560      8,682,809      4,107,933
                                                  ===========    ===========    ===========    ===========



See notes to condensed consolidated financial statements.

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (OOO'S)


                                                                       SIX MONTHS ENDED
                                                                  JUNE 30,        JUNE 30,
                                                                   1999            1998
                                                               ------------    ------------
OPERATING ACTIVITIES:
   Net loss                                                    $       (254)   $     (3,122)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
   Cumulative translation adjustment                                   (120)             (3)
   Depreciation and amortization                                      1,600             436
   Additions to allowance for doubtful accounts                         292             201
   In-process research & development costs                             --             3,000
   Compensation expense on issuance of common stock                     468           1,264
   Deferred taxes                                                       223            --
       Cash provided by (used in) operating working capital:
       Trade accounts receivable                                     (4,504)         (3,136)
       Unbilled revenue                                              (2,139)          2,035
       Prepaid expenses and other                                    (1,134)            378
       Accounts payable                                               1,197             567
       Restructuring reserve                                           (979)           --
       Accrued salaries and other expenses                            3,407          (5,746)
       Income taxes payable                                             167           1,075
       Deferred revenue                                              (1,114)           (675)
                                                               ------------    ------------
       Net cash used in operating activities                         (2,890)         (3,726)

INVESTING ACTIVITIES:
   Cash paid to acquire founding companies                             --           (41,891)
   Payments for acquisitions                                         (3,386)           --
   Additions of property and equipment, net of disposals             (1,136)           (242)
                                                               ------------    ------------
       Net cash used by investing activities                         (4,522)        (42,133)

FINANCING ACTIVITIES:
   Payments on short-term debt and notes payable                       --            (1,344)
   Net proceeds from issuance of common stock                          --            59,090
   Borrowings under line of credit                                    8,640            (175)
   Net payments on capital lease obligations                            (71)            (99)
                                                               ------------    ------------
       Net cash provided by financing activities                      8,569          57,472

NET INCREASE IN CASH AND CASH EQUIVALENTS                             1,157          11,613

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                3,672               3
                                                               ------------    ------------
   End of period                                               $      4,829    $     11,616
                                                               ============    ============
SUPPLEMENTAL DISCLOSURE:
   Noncash issuance of common stock of fair value              $      1,575    $       --
                                                               ============    ============

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                                AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements for the three and six month periods ended June 30, 1999 and the balance sheet at December 31, 1998 include the accounts of all BrightStar subsidiaries. The statement of operations and cash flows for the six month period ended June 30, 1998 include only the accounts of Brian R. Blackmarr and Associates, Inc, the accounting acquirer, from January 1, 1998 to April 17, 1998, the date of acquisition. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

    Certain reclassifications have been made to conform the prior year's financial statement amounts to the current year presentation. Additionally, certain costs and expenses amounting to $0.9 million and $1.5 million, respectively, for the three and six month periods ended June 30, 1998 and $1.4 million for the three month period ended March 31, 1999 that were previously included in cost of revenue have been reclassified to selling, general and administrative expenses.

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

    The Credit Facility is secured by liens on substantially all the Company's assets (including accounts receivable) and a pledge of all of the outstanding capital stock of the Company's domestic operating subsidiaries. The Credit Facility also requires that the Company comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. The Credit Facility expires on March 30, 2001. The Credit Facility contains provisions requiring mandatory prepayment of outstanding borrowings from the issuance of debt or equity securities for cash, excluding certain equity issued in connection with future acquisitions, and cash realized in connection with permitted asset sales outside of the ordinary course of business. Borrowings outstanding under the Credit Facility amounted to $8.6 million at June 30, 1999 at an interest rate of 8.25%.

3.  RESTRUCTURING

    During the fourth quarter of 1998, the Company announced a plan to restructure its operations and recorded a charge of $7.6 million. The plan included a reorganization of operations, relocation of the Company's corporate office, reduction in workforce, and termination of leases and other contractual obligations.

    The major categories of the restructuring charge are summarized below (000's omitted):


                                                                                        REMAINING
                                                             AMOUNTS CHARGED         AMOUNTS ACCRUED
                                                           TO EARNINGS IN 1998      AT JUNE 30, 1999
                                                           -------------------      ----------------
                Workforce severance obligations               $     4,960              $     2,067
                Asset writedowns                                    1,171                       --
                Lease and other contract obligations                1,483                    1,337
                                                              -----------              -----------
                Total                                         $     7,614              $     3,404
                                                              ===========              ===========

     The balance of the restructuring charge will be utilized through the first quarter of 2001.

4.  INCOME TAXES

    The provision for income taxes for the six month period ended June 30, 1999 is based on an estimated effective tax rate of 39%, as adjusted for non-deductible goodwill amortization and stock compensation expense. Components of net deferred tax assets of $0.6 million at March 31, 1999 principally relate to the Company's accounts receivable and restructuring reserves.

5.  COMPREHENSIVE INCOME

    SFAS No. 130, "Reporting Comprehensive Income," requires companies to report and display comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The comprehensive loss was $0.4 million for the six months ended in June 30, 1999, due to the effect of the cumulative foreign currency translation adjustment. Comprehensive income is the same as net income reported in the 1998 period reported.

6.  ACQUISITION

    On May 28, 1999, the Company purchased Integrated Systems Consultants, LLC ("ISC") pursuant to an Asset Purchase Agreement (the "Agreement"), dated as of April 1, 1999. ISC is a provider of SAP consulting services based in Phoenix, Arizona. The four principals of ISC each have over five years experience leading and completing SAP implementations for mid-tier and large global enterprises. The ISC customers include Microsoft, Arch Chemicals and the Tessenderlo Group as well as other companies in the high tech, chemical and manufacturing industries.

    The aggregate consideration for this transaction was $3.0 million; of which $500,000 was paid in cash upon closing; $1,000,000 will be paid on June 1, 2000 in up to 244,648 shares of common stock, or a combination of cash and stock as defined in the Agreement; $500,000 was financed by a Convertible Subordinated Promissory Note due August 1, 2000; and, the remaining $1,000,000 contingent consideration will be paid subject to the achievement of ISC earnings during the twelve months ending March 31, 2000, as defined in the Agreement. The Company has allocated the entire purchase price and certain other acquisition costs to goodwill.

7.  CONTINGENT LIABILITY

    Under the terms of the acquisition of Cogent Technologies, LLC ("Cogent"), the Company is required, as additional consideration for the acquisition, to make an additional cash payment and issue additional shares of the Company's common stock to the prior owners based upon an earn-out calculation. The additional purchase consideration will be recorded as goodwill upon transfer.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    INTRODUCTION - BrightStar provides enterprise-wide business and technology solutions to Global 2000 companies and other large organizations. BrightStar provides these services to a diverse client base including but not limited to retail, industrial, petrochemical, manufacturing and distribution companies and governmental agencies.

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

    RESULTS OF OPERATIONS

    Financial results for the three and six month periods ended June 30, 1999 include the operations of all BrightStar companies acquired in conjunction with, or subsequent to the date of the IPO. Financial results for the six months ended June 30, 1998 contain only the operations of Blackmarr, the accounting acquirer from January 1, 1998 to April 17, 1998, the date of acquisition. Consequently, variances between six month periods reflect the combined operations of the BrightStar companies from April 17, 1998, which was the date BrightStar commenced operations, or later dates for companies subsequently acquired. The information herein should be read in conjunction with financial and pro forma information contained in the Company's 1998 annual report on Form 10-K.

    Revenue increased primarily due to new ERP contracts and additional custom and web application development projects.

    Costs of revenues increased in proportion to the additional ERP and custom application development revenue. Cost of revenues as a percentage of revenues for the three and six months ended June 30, 1999 was higher than normal as a result of consultant salaries and related costs attributable to certain fixed fee contracts that are not billable at normal rates and competitive pricing pressures. The Company expects to continue to incur costs that are not fully billable on certain fixed fee projects through the third quarter of 1999.

    The increase in selling, general and administrative expenses reflect the Company's investment in building its internal infrastructure and field sales force during the first half of 1999.

    Stock compensation is a non-cash expense item related to the issuance of stock to certain Founders as a part of the IPO. This amount was amortized over a period of 12 months.

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

    During the first half of 1999, the Company borrowed $8.6 million under its Credit Facility to finance $2.9 million of additional working capital requirements, $1.1 million of equipment additions and $3.4 million of payments related to acquisitions.

    The Company expects to install or upgrade its accounting and management information systems and to install an internal network and communications system to facilitate exchange of information among the BrightStar companies. Management presently anticipates that expenditures for these items will total approximately $500,000.

    The Company intends to continue to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the issuance of additional equity, as well as through a combination of working capital, cash flow from operations, and borrowings under the Credit Facility.

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

    The Company has completed a review of its businesses to determine whether or not purchased and internally developed computer programs are Year 2000 compliant, as well as determine the extent of any remedial action and associated costs for such programs which are not compliant. Based upon its review, the Company plans to complete all remediation efforts for its critical systems prior to Year 2000. The Company is also contacting its key suppliers and customers to determine their Year 2000 readiness in order to ensure a steady flow of goods and services to the Company and continuity with respect to customer service.

    The costs of Year 2000 preparation for the Company's products are primarily costs of existing internal resources largely absorbed within existing spending levels. The costs of the readiness program for internal systems are a combination of incremental external spending and use of existing internal resources and expertise. The financial impact of the Year 2000 reviews, modifications, testing, replacements or related purchases are not expected to be material to the Company's business or its consolidated financial position, results of operations or cash flows.

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

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  None

(b)      Reports on Form 8-K

                  On June 14, 1999, the Company filed a report on Form 8-K describing its acquisition of Integrated Systems Consultants pursuant to an Asset Purchase Agreement dated as of April 1, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   BRIGHTSTAR INFORMATION
                                                   TECHNOLOGY GROUP, INC.

                                                   BY:  /s/ Michael A. Ober
                                                      -------------------------
                                                            Michael A. Ober
                                                       Chief Executive Officer


                                                    By:  /s/ Donald W. Rowley
                                                       ------------------------
                                                             Donald W. Rowley
August 13, 1999                                         Chief Financial Officer

                              INDEX TO EXHIBITS


Exhibit
Number             Description
-------            -----------
  27               Financial Data Schedule