Form 10-Q
period 1999-09-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 1999-11-15
CIK 1050025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                        COMMISSION FILE NUMBER: 000-23889

                                 ---------------

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

                                 ---------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ].

    The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 12, 1999, was 8,642,034.

* The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on April 16, 1998.

                          ITEM 1. FINANCIAL STATEMENTS

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         (000'S, EXCEPT PER SHARE DATA)


                                                   SEPTEMBER 30,     DECEMBER 31,
                                                       1999             1998
                                                   -------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $   2,406        $   3,672
   Trade accounts receivable, net
     of allowance for doubtful accounts
     of $1,692 and $1,316                               24,735           20,297
   Unbilled revenue                                      3,423            2,238
   Deferred tax asset                                      991              785
   Prepaid expenses and other                            1,874            1,298
                                                     ---------        ---------
   Total current assets                                 33,429           28,290

PROPERTY AND EQUIPMENT                                   7,479            5,051
   Less-accumulated depreciation                        (2,798)          (1,505)
                                                     ---------        ---------
   Property and equipment, net                           4,681            3,546

GOODWILL                                                64,372           62,260
   Less-accumulated amortization                        (2,237)          (1,030)
                                                     ---------        ---------
   Goodwill, net                                        62,135           61,230

OTHER                                                      183              498
                                                     ---------        ---------

TOTAL                                                $ 100,428        $  93,564
                                                     =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                  $   5,615        $   3,920
   Acquisition payable                                     500            4,784
   Line of credit                                       10,910               --
   Current maturities of capital lease
     obligations                                           156              167
   Restructuring reserve                                 2,763            4,383
   Accrued salaries and other expenses                   7,698            6,328
   Income taxes payable                                    295            1,791
   Deferred revenue                                        361            1,936
                                                     ---------        ---------
      Total current liabilities                         28,298           23,309

NOTE PAYABLE                                               500               --
LONG-TERM CAPITAL LEASES, NET                               40              129
OTHER                                                       34               52
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.001; 35,000,000 shares
  authorized; 8,642,034 and 7,989,059
  shares issued and outstanding                              8                8
   Additional paid-in capital                           84,393           82,818
   Common stock payable                                  6,300            6,875
   Common stock warrants                                   100              100
   Deferred stock compensation                              --             (468)
   Accumulated other comprehensive income                  151              248
   Retained earnings (deficit)                         (19,396)         (19,507)
                                                     ---------        ---------
      Total stockholders' equity                        71,556           70,074
                                                     ---------        ---------

   TOTAL                                             $ 100,428        $  93,564
                                                     =========        =========

See notes to condensed consolidated financial statements

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (000'S, EXCEPT SHARE DATA)


                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    -------------------------------     -------------------------------
                                                    SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                        1999              1998              1999              1998
                                                    -------------     -------------     -------------     -------------
REVENUE                                              $    33,046       $    26,738       $   101,648       $    50,404

COST OF REVENUE                                           25,214            19,505            75,014            36,376
                                                     -----------       -----------       -----------       -----------

GROSS PROFIT                                               7,832             7,233            26,634            14,028

OPERATING EXPENSES:
   Selling, general and administrative expenses            6,814             5,337            23,013             9,934
   Stock compensation expense                                 --             1,896               468             3,159
   In-process research & development costs                    --                --                --             3,000
   Goodwill amortization                                     409               330             1,207               525
   Depreciation and amortization                             491               313             1,293               555
                                                     -----------       -----------       -----------       -----------
      Total operating expenses                             7,714             7,876            25,981            17,173

INCOME (LOSS) FROM OPERATIONS                                118              (643)              653            (3,145)

OTHER INCOME (EXPENSE)                                         1                95               (31)              229

INTEREST EXPENSE                                            (234)               (7)             (312)              (68)
                                                     -----------       -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                           (115)             (555)              310            (2,984)

INCOME TAX PROVISION (CREDIT)                               (480)              563               199             1,256
                                                     -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                    $       365       $    (1,118)      $       111       $    (4,240)
                                                     ===========       ===========       ===========       ===========

Net income (loss) per share -

         Basic and Diluted                           $      0.04       $     (0.13)      $      0.01       $     (0.76)
                                                     ===========       ===========       ===========       ===========

Weighted average shares outstanding -

         Basic                                         8,897,217         8,442,305         8,755,448         5,552,696
                                                     ===========       ===========       ===========       ===========
         Diluted                                       8,897,217         8,456,920         8,755,448         5,572,954
                                                     ===========       ===========       ===========       ===========

See notes to condensed consolidated financial statements.

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (OOO'S)


                                                                     NINE MONTHS ENDED
                                                                SEPTEMBER 30,  SEPTEMBER 30,
                                                                    1999           1998
                                                                -------------  -------------
OPERATING ACTIVITIES:
   Net income (loss)                                              $    111       $ (4,241)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
   Cumulative translation adjustment                                   (97)            (9)
   Depreciation and amortization                                     2,500          1,080
   Additions to allowance for doubtful accounts                        376            447
   In-process research & development costs                              --          3,000
   Compensation expense on issuance of common stock                    468          3,160
   Deferred taxes                                                     (206)            --
       Cash provided by (used in) operating working capital:
       Trade accounts receivable                                    (4,814)        (6,184)
       Unbilled revenue                                             (1,185)           102
       Prepaid expenses and other                                     (279)          (825)
       Accounts payable                                              1,695            183
       Restructuring reserve                                        (1,620)            --
       Accrued salaries and other expenses                           1,370         (5,312)
       Income taxes payable                                         (1,496)         1,317
       Deferred revenue                                             (1,575)            --
                                                                  --------       --------
       Net cash used in operating activities                        (4,752)        (7,282)

INVESTING ACTIVITIES:
   Cash paid to acquire founding companies                              --        (41,891)
   Payments for acquisitions                                        (4,896)        (1,157)
   Additions of property and equipment, net of disposals            (2,428)          (710)
                                                                  --------       --------
       Net cash used by investing activities                        (7,324)       (43,758)

FINANCING ACTIVITIES:
   Payments on short-term debt and notes payable                        --         (1,211)
   Net proceeds from issuance of common stock                           --         59,090
   Borrowings under line of credit                                  10,910           (175)
   Net payments on capital lease obligations                          (100)          (182)
                                                                  --------       --------
       Net cash provided by financing activities                    10,810         57,522

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,266)         6,482

CASH AND CASH EQUIVALENTS:
   Beginning of period                                               3,672              3
                                                                  --------       --------
   End of period                                                  $  2,406       $  6,485
                                                                  ========       ========
SUPPLEMENTAL DISCLOSURE:
   Noncash issuance of common stock of fair value                 $  1,575       $     --
                                                                  ========       ========

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements for the three and nine month periods ended September 30, 1999 and the balance sheet at December 31, 1998 include the accounts of all BrightStar subsidiaries. The statement of operations and cash flows for the nine month period ended September 30, 1998 include only the accounts of Brian R. Blackmarr and Associates, Inc, the accounting acquirer, from January 1, 1998 to April 17, 1998, the date of acquisition. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

   The Credit Facility is secured by liens on substantially all the Company's assets (including accounts receivable) and a pledge of all of the outstanding capital stock of the Company's domestic operating subsidiaries. The Credit Facility also requires that the Company comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. As of, and during the quarter ended September 30, 1999, the Company was not in compliance with a certain financial covenant. Comerica Bank has agreed to waive the default.

   The Credit Facility contains provisions requiring mandatory prepayment of outstanding borrowings from the issuance of debt or equity securities for cash, excluding certain equity issued in connection with future acquisitions, and cash realized in connection with permitted asset sales outside of the ordinary course of business. Borrowings outstanding under the Credit Facility amounted to $10.8 million at September 30, 1999 at an interest rate of 8.25%. The Credit Facility expires on March 30, 2001.

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

   The major categories of the restructuring charge are summarized below (000's omitted):

                                                                             REMAINING
                                                   AMOUNTS CHARGED        AMOUNTS ACCRUED
                                                 TO EARNINGS IN 1998   AT SEPTEMBER 30, 1999
                                                 -------------------   ---------------------
          Workforce severance obligations              $4,960                 $1,813
          Asset writedowns                              1,171                     --
          Lease and other contract obligations          1,483                    950
                                                       ------                 ------
          Total                                        $7,614                 $2,763
                                                       ======                 ======

   The balance of the restructuring charge will be utilized through the first quarter of 2001.

4. INCOME TAXES

   The provision for income taxes for the nine month period ended September 30, 1999 is based on an estimated effective tax rate of 39%, adjusted for non-deductible goodwill amortization and stock compensation expense. Additionally, the provision for income taxes reflects a third quarter reduction in the deferred tax asset valuation allowance of $0.6 million, based upon the estimated utilization of the underlying tax assets. Components of net deferred tax assets of $1.0 million at September 30, 1999 principally relate to the Company's accounts receivable and restructuring reserves.

5. COMPREHENSIVE INCOME

   SFAS No. 130, "Reporting Comprehensive Income," requires companies to report and display comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. Due to the effect of the cumulative foreign currency translation adjustment, comprehensive income was $0.1 million less than net income reported for the nine months ended September 30, 1999. Comprehensive income is the same as net income reported in the 1998 period reported.

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

   The aggregate consideration for this transaction was $3.0 million; of which $500,000 was paid in cash upon closing; $1,000,000 will be paid on June 1, 2000 in up to 255,183 shares of common stock, or a combination of cash and stock as defined in the Agreement; $500,000 was financed by a Convertible Subordinated Promissory Note due August 1, 2000; and, the remaining $1,000,000 contingent consideration will be paid subject to the achievement of ISC earnings during the twelve months ending March 31, 2000, as defined in the Agreement. The Company has allocated the entire purchase price and certain other acquisition costs to goodwill.

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

   RESULTS OF OPERATIONS

   Financial results for the three and nine month periods ended September 30, 1999 include the operations of all BrightStar companies acquired in conjunction with, or subsequent to the date of the IPO. Financial results for the nine months ended September 30, 1998 contain only the operations of Blackmarr, the accounting acquirer from January 1, 1998 to April 17, 1998, the date of acquisition. Consequently, variances between nine month periods reflect the combined operations of the BrightStar companies from April 17, 1998, which was the date BrightStar commenced operations, or later dates for companies subsequently acquired. The information herein should be read in conjunction with financial and pro forma information contained in the Company's 1998 Annual Report on Form 10-K.

   Revenue increased primarily due to new ERP contracts, additional custom and web application development projects and business related to acquired entities.

   Cost of revenue increased in proportion to the additional ERP and custom application development revenue. Cost of revenue as a percentage of revenue for the three and nine months ended September 30, 1999 was higher than normal as a result of consultant salaries and related costs attributable to certain fixed fee contracts that are not billable at normal rates and competitive pricing pressures. During the three and nine month periods ending September 30, 1999, the Company recorded losses amounting to $1.2 million and $1.7 million, respectively, related to two fixed fee projects which originated prior to 1999.

   The increase in selling, general and administrative expenses reflect the Company's investment in building its internal infrastructure and field sales force.

   Stock compensation is a non-cash expense item related to the issuance of stock to certain Founders as a part of the IPO. This amount was amortized over a period of 12 months.

   Goodwill amortization relates to goodwill acquired in conjunction with the IPO and subsequent acquisitions.

   Income taxes are based on the Company's estimated annual tax rate of 39%, adjusted for non-deductible goodwill amortization and stock compensation expense. Additionally, during the third quarter, the Company reduced the deferred tax asset valuation allowance by $0.6 million based upon estimated utilization of the underlying deferred tax assets.

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

   The Credit Facility is secured by liens on substantially all the Company's assets (including accounts receivable) and a pledge of all of the outstanding capital stock of the Company's domestic operating subsidiaries. The Credit Facility also requires that the Company comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. As of, and during the quarter ended September 30, 1999, the Company was not in compliance with a certain financial covenant. Comerica Bank has agreed to waive the default. The Credit Facility contains provisions requiring mandatory prepayment of outstanding borrowings from the issuance of debt or equity securities for cash, excluding certain equity issued in connection with future acquisitions, and cash realized in connection with permitted asset sales outside of the ordinary course of business. The Credit Facility expires on March 30, 2001.

   During the first half of 1999, the Company borrowed $10.8 million under its Credit Facility to finance $3.5 million of additional working capital requirements, $2.4 million of equipment additions and $4.9 million of payments related to acquisitions.

   The Company intends to continue to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the issuance of additional equity, as well as through a combination of working capital, cash flow from operations, and borrowings under the Credit Facility. Additionally, the Company intends to divest its classroom training business in the fourth quarter of 1999.

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

   The Company has completed a review of its businesses to determine whether or not purchased and internally developed computer programs are Year 2000 compliant, as well as to determine the extent of any remedial action and associated costs for such programs which are not compliant. Based upon its review, the Company plans to complete all remediation efforts for its critical systems prior to Year 2000. The Company is also contacting its key suppliers and customers to determine their Year 2000 readiness in order to ensure a steady flow of goods and services to the Company and continuity with respect to customer service.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal proceedings

   None.

ITEM 3. Defaults upon Senior Securities

   See Note 2 to the Condensed Consolidated Financial Statements.

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

                                       BRIGHTSTAR INFORMATION
                                        TECHNOLOGY GROUP, INC.

      Date: November 12, 1999.            BY: /s/ Michael A. Ober
                                              ----------------------------------
                                                  Michael A. Ober
                                              Chief Executive Officer


                                          BY: /s/ Donald W. Rowley
                                              ----------------------------------
                                                  Donald W. Rowley
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
  27            Financial Data Schedule