Form 10-K
period 1999-12-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2000-03-30
CIK 1050025

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K
MARK ONE
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

   Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                $0.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 27, 2000, based on the $8.84 per share closing price for the registrant's common stock on the NASDAQ National Market was approximately $76,395,581. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

     The number of shares of the registrant's common stock outstanding as of March 27, 2000 was 8,642,034.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held in June 2000, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1: BUSINESS

THE COMPANY

     BrightStar Information Technology Group, Inc. ("BrightStar" or the "Company") is a leading e-business solutions and application service provider
(ASP) to Global 2000 companies and public sector organizations. BrightStar's rapidly deployed solutions for e-commerce, supply chain management (SCM), customer relationship management (CRM), enterprise resource planning (ERP), corporate portal and application outsourcing help companies transform themselves into successful e-businesses and achieve a competitive advantage by delivering superior service to their customers while improving operational efficiencies. BrightStar has approximately 650 employees in offices throughout North America and Australia.

     BrightStar's e-commerce practice leverages our extensive experience in implementing enterprise applications to help companies develop, rapidly deploy, and support business-to-business and business-to-consumer commerce sites, as well as traditional Internet information publishing sites, that are tightly integrated with existing information systems. Our partnerships with BroadVision, Microsoft and other technology companies, combined with our expertise in enterprise application integration, web site design and Internet information security issues enable the Company to put in place comprehensive e-commerce solutions tailored to the specific needs of our clients.

     BrightStar's Customer Relationship Management (CRM) practice assists companies in attaining competitive advantage by improving their visibility into all the varied contacts made with their customers. To accomplish this, we implement from Siebel Systems, applications enabling organizations to optimize their resources and offer superior service to their customers through the integrated management of traditional, as well as web-based, channels for sales, marketing, and customer service.

     For Enterprise Resource Planning (ERP), BrightStar implements SAP, PeopleSoft and J.D. Edwards applications, covering a complete range of business processes, from manufacturing and finance to human resources, procurement and supply chain planning. BrightStar ERP solutions are tailored to fit the specific needs of individual organizations, helping them to automate business processes across the enterprise through the creation of a single data environment that spans departments and job functions.

     BrightStar's Supply Chain Management (SCM) practice utilizes applications from i2 Technologies, Netscape and other software vendors to automate and optimize the numerous interactions, such as forecasting, procurement, manufacturing, distribution and delivery that take place between an enterprise and the members of its trading communities. This not only increases opportunities for conducting business through a myriad of affinity relationships but also extends the cost savings and operational efficiencies of business-to-business commerce to all members of a company's supply chain.

     To help companies provide universal access to their information resources, BrightStar's Corporate Portal practice implements Plumtree Software's market-leading packaged application and provides the necessary enterprise application integration required to provide employees with personalized, secure, web-based access to the knowledge and information systems necessary to make faster, more informed decisions.

     In addition to providing the expertise and experience required to implement e-business solutions, BrightStar offers a comprehensive suite of application outsourcing services, from remote production support to hosting and application management, all the way to leasing applications on a per user or per transaction basis over a contracted period of time. Outsourcing lets companies focus on their core business objectives and gives them a viable alternative to building the infrastructure and trying to hire and retain all of the skilled professionals required to implement and maintain the sophisticated applications that they've come to rely on to run their operations. Finally, through our partnership with Exodus Communications, BrightStar is able to offer our clients access to the highest levels of security, back-up capabilities, 24 x 7 support and virtually limitless bandwidth -- all of which translates into maximum uptime and reliability for our clients.

     To provide its services, the Company recruits and employs project managers, skilled senior-level consultants, engineers and other technical personnel with both business as well as technical expertise. The Company believes this combination of business and technical expertise, the breadth and depth of its solution offerings and its ability to deliver these solutions in both the traditional consulting and implementation model as well as the emerging ASP model are sources of differentiation for the Company in the Internet Services Market and critical factors in its success.

INFORMATION ABOUT OPERATING SEGMENT

     BrightStar operates in a single business segment: Internet Services. An independent research organization (IDC Corp.) estimates that the global market for Internet services to grow from $7.8 billion in 1998 to $78 billion in 2003 and spending for ASP services will reach $7.7 billion in 2004.

     Among the leading factors driving the growth in the Internet Services market is the transition to packaged software solutions, the emergence of new technologies and the increased bandwidth and usability of the Internet through the Web. These new technologies enable the creation and utilization of more functional and flexible applications that can increase productivity, reduce costs and improve customer service.

     Managing the transition to a new generation of e-business applications is placing a severe burden on many corporate IT departments. Many organizations do not have the expertise to implement the new technologies and they are reluctant or unable to expand their IT departments and re-deploy their in-house personnel. Consequently, many organizations are outsourcing the design, implementation and hosting of their new applications to acquire the necessary expertise and accelerate deployment.

CUSTOMERS AND MARKETS

     BrightStar's marketing efforts focus on mid to large companies, as well as, emerging companies in the Internet marketplace, who have a need for rapid deployment of e-business applications as well as a wide range of other technology consulting services. The Company serves customers in a broad range of industries, including communications, consumer products, energy, financial services, healthcare, industrial, insurance, media, professional services, retail and technology. Many of these relationships have existed over several years and involved numerous projects.

SALES AND MARKETING

     BrightStar sells and delivers its services through a direct sales force in the U.S. and Australia. As of December 31, 1999, the Company sales force consisted of 59 employees worldwide of which 42 were employed in the U.S. and 17 were employed in Australia.

     The Company maintains a network of U.S. sales offices located in the cities of Atlanta, Georgia; Austin, Texas; Boston, Massachusetts; Chicago, Illinois; Dallas, Texas; Denver, Colorado; Foster City, California; Houston, Texas; Irvine, California; Lafayette, Louisiana; Overland Park, Kansas; Little Rock, Arkansas; New Orleans, Louisiana; Scottsdale, Arizona; and New York, New York.

     The Company has significant foreign operations in Australia through its six branch offices in Adelaide, Canberra, Melbourne, Perth, Sydney, and Victoria.

     Revenues from foreign operations accounted for $34.2 million, representing approximately 33% of the consolidated total of $103.4 million for the year ended December 31, 1999.

CONSULTING

     As of December 31, 1999, BrightStar employed approximately 550 consultants, supported by a staff of approximately 100 sales, marketing and administrative personnel. The Company's success depends in large part upon its ability to attract, train, motivate and retain highly skilled technical employees. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. The Company dedicates significant resources to recruiting professionals with both IT and internet consulting and industry experience, and maintains a staff of 7 full-time recruiters to aid in this effort. None of the Company's employees are subject to a collective bargaining arrangement. The Company considers its relationships with its employees to be good.

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

OTHER INFORMATION

     BrightStar began operations as a global provider of strategic information technology business solutions through seven subsidiary companies. The Company's management has reorganized the Company by integrating the operations of its subsidiaries into a single operating entity. This new structure has been in place since January 1, 1999. This is the latest step in the Company's evolution to streamline operations, increase leverage of sales staff, and improve focus on targeted market opportunities. The new organization provides for a consolidated finance group, a consolidated sales organization, and the six operating divisions discussed previously.

EXECUTIVE OFFICERS OF BRIGHTSTAR

     The following table and notes thereto identify and set forth information about the Company's three executive officers:

NAME OF INDIVIDUAL                                      CAPACITIES IN WHICH SERVED
------------------                                      --------------------------
George M. Siegel(1).............................   Chairman of the Board of Directors
Michael A. Ober(2)..............................   President and Chief Executive Officer
Donald W. Rowley(3).............................   Chief Financial Officer and Secretary

---------------

 1) Mr. Siegel, age 61, has served as Chairman of the Board of Directors of BrightStar since its inception. Mr. Siegel co-founded Mindworks, a Founding Company, and has served as its chairman since 1995. In 1990, he founded Dynamex Inc. (formerly Parcelway Courier Systems, Inc.), a messenger and delivery service company, and served as its President and Chief Executive Officer until 1995. Mr. Siegel co-founded Pentegra Dental Group, Inc., a public company engaged in the consolidation and management of dental practices, and he is currently a director and member of the Executive Committee and Compensation Committee of its board of directors.

 2) Mr. Ober, age 43, has served as the Company's President since September 1998 and was named Chief Executive Officer in February 1999. In 1995, Mr. Ober founded SCS America, a Founding Company, and served as President and Chief Executive Officer through September, 1998. Mr. Ober has worked in the software and computing industries for over 20 years. Prior to founding SCS America, Mr. Ober was a Director of Marketing for Novell, Inc.

 3) Mr. Rowley, age 48, joined the Company in February 1999, when he was elected its Chief Financial Officer and Secretary. Prior to that appointment, Mr. Rowley was interim Chief Financial Officer and a director of PetroChemNet, Inc., an Internet based electronic distributor and communications network serving the petrochemical and petroleum segments of the energy industry, from 1998 to 1999. From 1995 to 1998, he was an independent management consultant and worked with several companies, which included serving as interim Chief Financial Officer of Norand Corporation, a public company engaged in the design and development of mobile computing systems and wireless data networks. From 1994 to 1995, Mr. Rowley was President and a director of VTX Electronics Corporation, a public company engaged in the distribution of electronic components and cable, and manufacturer of electronic cable assemblies.

ITEM 2: PROPERTIES

     BrightStar's principal executive offices are located at 4900 Hopyard Road, Suite 200, Pleasanton, California 94588. The Company's lease on these premises covers approximately 5,600 square feet and expires December 31, 2003.

     The Company also operates through leased facilities in:

  U.S. Leased Facilities

     - Atlanta, GA

     - Dallas, TX

     - New Orleans, LA

     - Austin, TX

     - Denver, CO

     - Irvine, CA

     - Foster City, CA

     - Lafayette, LA

     - Boston, MA

     - Scottsdale, AZ

     - Chicago, IL

     - Houston, TX

     - Little Rock, AR

     - New York, NY

     - Overland Park, KS

  International Leased Facilities

     - Adelaide, Australia

     - Canberra, Australia

     - Melbourne, Australia

     - Perth, Australia

     - Sydney, Australia

     - Victoria, Australia

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN FOURTH QUARTER OF 1999

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

                                                          1998              1999
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
First Quarter......................................                    $11.00   $3.688
Second Quarter.....................................  $20.75   $10.00   $5.844   $3.125
Third Quarter......................................  $14.25   $ 5.50   $ 5.00   $2.875
Fourth Quarter.....................................  $10.50   $ 5.00   $10.50   $ 3.00

     The Company has never declared nor paid cash dividends on its Common Stock. The Company's credit facility contains restrictions on the Company's ability to pay cash dividends. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

     As of March 26, 2000, there were 129 shareholders of record of the Company's Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES.

     On March 10, 2000, pursuant to an agreement with Strong River Investments, Inc. and Montrose Investments Ltd. (collectively, the "Purchasers"), the Company sold to the Purchasers 709,555 shares of the Company's common stock (the "Shares") for $7.5 million, or $10.57 per share (the "Transaction"). Net proceeds to the Company amounted to $7.2 million after related issuance costs. Proceeds were applied to the Company's borrowings under its Credit Facility. In connection the purchase of the Shares, the Company issued two warrants to the Purchasers. One warrant has a five-year term during which the Purchasers may purchase up to 157,500 shares of the Company's common stock at a price of $12.00 per share. The second warrant covers an adjustable amount of shares of the Company's common stock at an adjustable exercise price, based on the market price of the Company's common stock during three (3) separate periods of thirty-one (31) trading days commencing 270 calendar days after the date of the Transaction. The Company also issued to Wharton Capital Partners Ltd. ("Wharton"), as compensation for Wharton's services in completing the Transaction, a warrant which has a five-year term during which Wharton may purchase up to 45,000 shares of the Company's common stock at a price of $12.00 per share. The Company anticipates registering the Shares sold to Purchaser in April 2000. The Company and the Purchaser further agreed that the Company will sell and the Purchaser will purchase up to an additional $7.5 million worth of the Company's common stock six months following the Transaction subject to certain conditions.

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

     BrightStar was organized in July 1997 and completed its initial public offering (IPO) April 16, 1998. Concurrent with the IPO, Brightstar acquired (a) the outstanding capital stock of Brian R. Blackmarr and Associates, Inc. ("Blackmarr"), Integrated Controls, Inc. ("ICON"), Mindworks Professionals Education Group, Inc. ("Mindworks"), Software Innovators, Inc. ("SII"), Zelo Group, Inc. ("ZELO") and (b) substantially all the net assets of Software Consulting Services America, LLC ("SCS America") and SCS Unit Trust ("SCS Australia") and together with Blackmarr, ICON, Mindworks, SII, Zelo, SCS America and SCS Australia , the "Founding Companies" and (c) executed a share exchange with BIT Investors, LLC ("BITI") and senior management of BrightStar for all outstanding common stock of BIT Group Services, Inc. ("BITG"). BrightStar and the Founding Companies are hereinafter collectively referred to as the "Company." The acquisitions were accounted for using the purchase method of accounting, with Blackmarr being reflected as the "accounting acquirer."

     The following tables present selected historical data for Blackmarr, the accounting acquirer, for the years 1994 through 1997. The 1998 data presented in the following table for the Company is comprised of (i) the results of operation of Blackmarr for the year ending December 31, 1998, (ii) the results of operations of the Founding Companies for the periods subsequent to their acquisitions and (iii) the results of the operations of companies acquired by BrightStar after the initial public offering.

     The Blackmarr results have been derived from (i) the audited financial statements of Blackmarr for the years ended and as of September 30, 1995, 1996 and 1997 and the year ended December 31, 1998.

                                                   YEAR ENDED                 YEAR ENDED
                                                  SEPTEMBER 30                DECEMBER 31
                                            -------------------------   -----------------------
HISTORICAL OPERATIONS DATA:                  1995     1996     1997        1998         1999
---------------------------                 ------   ------   -------   ----------   ----------
                                                              (IN THOUSANDS)
Revenue..................................   $7,043   $9,227   $12,190   $   63,584   $  103,449
Cost of revenue..........................    5,592    7,659    10,063       45,409       76,476
Selling, general and administrative
  expenses...............................    1,413    1,555     1,668       15,445       26,797
Stock compensation expense...............       --       --       305        6,766          468
In process research & development........       --       --        --        3,000           --
Restructure charge.......................       --       --        --        7,614           --
Depreciation and amortization............       78      101       135        1,652        3,056
                                            ------   ------   -------   ----------   ----------
     Income (loss) from operations.......      (40)     (88)       19      (16,302)      (3,348)
Other income, net........................      186      124        33          158          (15)
Interest expense.........................      (66)     (67)      (96)         (66)        (518)
Income tax provision (benefit)...........       40       --         6          612       (1,313)
Income (loss) on discontinued
  operations.............................       --       --        --          278       (7,447)
                                            ------   ------   -------   ----------   ----------
          Net income (loss)..............   $   40   $  (31)  $   (50)  $  (16,544)  $  (10,015)
                                            ======   ======   =======   ==========   ==========
Average common shares:
  Basic and diluted......................       --       --        --    6,275,031    8,642,034

                                                    SEPTEMBER 30,               DECEMBER 31,
                                          ---------------------------------   -----------------
HISTORICAL BALANCE SHEET DATA:             1994     1995     1996     1997     1998      1999
------------------------------            ------   ------   ------   ------   -------   -------
                                                             (IN THOUSANDS)
Working capital.........................  $  134   $  284   $  233   $  337   $14,348   $10,409
Total assets............................   1,923    1,609    1,926    3,501    92,401    85,008
Stockholders' equity....................     342      396      423      682    70,074    60,451

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with BrightStar's Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in the Form 10-K report.

ACQUISITIONS

     Concurrent with and as a condition to the closing of the Company's initial public offering in April 1998, BrightStar acquired all of the outstanding capital stock or substantially all the net assets of Brian R. Blackmarr and Associates, Inc. ("Blackmarr"), Integrated Controls, Inc. ("ICON"), Mindworks Professionals Education Group, Inc. ("Mindworks"), Software Innovators, Inc. ("SII"), Zelo Group, Inc. ("Zelo"), Software Consulting Services America, LLC ("SCS America") and SCS Unit Trust ("SCS Australia") representing the "Founding Companies". The acquisitions have been accounted for using the purchase method of accounting with Blackmarr being treated as the accounting acquirer, in accordance with Staff Accounting Bulletin No. 97 ("SAB 97").

     On June 30, 1998, the Company completed the acquisition of Cogent Technologies, LLC (Cogent), a provider of PeopleSoft and Platinum consulting and implementation services.

     On August 31, 1998, the Company completed the acquisition of Total Business Quality Associates, Inc. (TBQ), a provider of SAP consulting and implementing services.

     Effective September 30, 1998, the Company completed the acquisition of PROSAP Australia Pty. LTD (PROSAP), a SAP certified National Implementation Partner located in Sydney, Australia.

     On May 28, 1999, the Company completed the acquisition of Integrated Services Consulting LLP (ISC), a provider of SAP consulting services.

RESULTS OF OPERATIONS

     The Company reported net losses of $1.16 and $2.64 per basic and diluted share for the years ended December 31, 1999 and 1998. The results of operations for 1999 and 1998 reflect the impact of the following items:

  Goodwill Amortization

     In July of 1996, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 97 ("SAB 97") relating to business combinations immediately prior to an initial public offering. SAB 97 requires that these combinations be accounted for using the purchase method of accounting and requires that one of the companies be designated as the accounting acquirer. Accordingly, for financial statement purposes, Blackmarr has been designated as the acquiring company because its current shareholders, in the aggregate, acquired more common stock than the former shareholders of any of the other Founding Companies in conjunction with the acquisitions. The excess of the aggregate purchase price paid for the Founding Companies other than Blackmarr over the fair value of the net assets to be acquired by BrightStar was recorded as goodwill. In addition, goodwill of $4.6 million was recorded attributable to the issuance of 437,681 shares of Common Stock to BITI unit holders. Together the goodwill listed above, and the goodwill associated with the acquisition of COGENT, TBQ and PROSAP, are being amortized over a 40-year period. Goodwill associated with the purchase of ISC is being amortized over a 20-year period.

  Discontinued Operations

     During the fourth quarter of 1999, the Company recorded losses related to the discontinuance of its Training, Controls, and Infrastructure Support businesses. The loss on discontinued operations of $7.4 million includes; 1) $5.8 million (including $0.7 million of taxes) recorded to writedown the Company's net investment in its Controls business and to record $0.8 million of estimated operating losses to be incurred after the decision to dispose of the business; 2) $1.0 million (including $0.1 million of taxes) recorded upon the sale of the Mindworks division of the Company's training business and; 3) $0.6 million (net of $0.3 million of tax benefits) of operating losses from discontinued operations incurred during 1999. The Company recorded no gain or loss on the discontinuance of its Texas training business or its infrastructure support business. The Company has made necessary reclassifications to properly reflect the discontinued operations in its 1999 and 1998 consolidated financial statements.

  Restructuring Charge

     During the fourth quarter of 1998, the Company completed a review of each of its businesses and the services it provides. At the completion of this review the Company developed and the Board approved a reorganization plan (the "Plan") with strategic actions to:

     - Consolidate the sales, finance, and administrative functions at the BrightStar level forming a consolidated sales force and consolidated finance group; and

     - Realign the operations of each of the individual wholly owned subsidiaries into operating divisions consistent with the Company's lines of businesses:

     The Plan included relocating the Company's corporate offices from Houston, Texas to Pleasanton, California, eliminating certain positions and personnel, closing certain businesses and writing-off related assets, and terminating and consolidating leased facilities. In the fourth quarter of 1998, the Company recorded a $7.6 million charge for these restructuring actions.

     The Company completed the objectives of its plan of restructuring in 1999. Remaining amounts recorded as accrued restructuring costs at December 31, 1999 relate to ongoing severance and lease obligations which have extended payment terms.

     The categories of the 1998 restructuring charge and the subsequent utilization is summarized below:

                                                                AMOUNTS     AMOUNTS TO
                                                              CHARGED TO     BE PAID
                                                              EARNINGS IN     BEYOND
                                                                 1998          1999
                                                              -----------   ----------
                                                                   (IN THOUSANDS)
Workforce severance.........................................    $4,960        $1,209
Asset impairment............................................     1,171            --
Lease and other contract obligations........................     1,483           552
                                                                ------        ------
                                                                $7,614        $1,761
                                                                ======        ======

  Stock Compensation Expense

     In connection with the offering and acquisition of the Founding Companies, certain directors and members of management received 648,126 shares of common stock. These shares, valued at $11.70, were recorded as deferred compensation and were charged to stock compensation expense over a one-year period based upon the terms of a stock repurchase agreement between the Company and related shareholders. Total stock compensation expense recorded during 1999 and 1998 in connection with the above was $468,000 and $6.8 million. At December 31, 1998, certain members of management were terminated in connection with the restructuring plan described above. As a result, the remaining deferred compensation totaling $2.1 million, attributable to the shares held by these terminated employees was charged to expense and is included in the 1998 restructuring charge.

  Revenue

     The Company provides services to its customers for fees that are based on time and materials or fixed fee contracts. Accordingly, revenue is recognized as consulting services are performed. Unbilled revenue is recorded for contract services provided for which a billing has not been rendered. Deferred revenue represents the excess of amounts billed over contract costs and expenses incurred.

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

     Revenue increased $39.9 million or 63% for the year ended December 31, 1999 compared to 1998 as a result of (i) a full years operations of the Founding Companies acquired on April 16, 1998 at the time of the initial public offering,
(ii) four additional companies acquired subsequent to the initial public offering and (iii) new customer contracts for implementation of ERP systems and development of e-commerce applications. The increase in revenues attributed to factors described above was partially offset by a reduced revenue stream from all existing businesses during the second half of 1999 attributable to executing the Company's plan for reorganizing and the impact of reduced demand for services offered by the Company due to the Year 2000. The Company expects to continue to generate lower revenues through the first half of 2000.

     Revenue increased, for the twelve months ended December 31, 1998, compared to the prior periods primarily as a result of (i) the acquisition of the Founding Companies on April 16, 1998 at the time of the initial public offering,
(ii) the acquisition of three additional companies subsequent to the initial public offering and (iii) new customer contracts for implementation of ERP systems and development of custom applications.

  Cost of Revenue

     Cost of revenue primarily consists of salaries (including non-billable and training time) and benefits for consultants. The Company generally strives to maintain its gross profit margins by offsetting increases in salaries and benefits with increases in billing rates.

     Cost of revenue increased, for the twelve months ended December 31, 1999 and 1998 compared to the respective prior periods due to an increase in variable costs associated with the increased revenue described above.

     Cost of revenue for 1999 reflects costs associated with two fixed fee contracts in Dallas, Texas which exceeded related revenues by $3.2 million in 1999 ($1.6 million in the fourth quarter of 1999) compared to gross margins recorded on the same contracts in 1998. The Company does not believe that any additional losses associated with the two contracts will be incurred in the year 2000.

  Operating Expenses

     Selling, general and administrative expenses primarily consist of costs associated with (i) corporate overhead, (ii) sales and account management, (iii) telecommunications, (iv) human resources, (v) recruiting and training, and (vi) other administrative expenses.

     Selling, general and administrative expenses increased $11.4 million or 74% in 1999 compared to 1998 as a result of personnel added to support the increased volume of business described in the revenue discussion above.

     Selling, general and administrative expenses increased, for the twelve months ended December 31, 1998 compared to the prior periods due primarily to additional support personnel added through the Company's acquisitions.

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

     Revenues from these operations are typically denominated in Australian dollars thereby potentially affecting the Company's financial position, results of operations, and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company. However there can be no assurance that a sudden and significant decline in the value of the Australian Dollar would not have a material adverse effect on the Company's financial condition and results of operations.

     The Company's long-term debt bears interest at variable rates; therefore, the Company's results of operations would only be affected by interest rate changes to the long-term debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Effective March 29, 1999, the Company established a $15 million credit facility (the "Credit Facility") with Comerica Bank. Under terms of the agreement, the Credit Facility will be used for working capital needs, including issuance of letters of credit, and for general corporate purposes. Borrowings under the Credit Facility bear an interest rate of prime plus .25%, or the Eurodollar rate plus 2.5%. The Company pays a commitment fee on unused amounts of the Credit Facility amounting to .375% per annum based on the average daily amount by which the commitment amount exceeds the principal amount outstanding during the preceding month. Interest is payable monthly on prime rate borrowings and quarterly or at the end of the applicable interest period for the Eurodollar rate borrowings.

     The Credit Facility is secured by liens on substantially all the Company's assets (including accounts receivable) and a pledge of all of the outstanding capital stock of the Company's domestic operating subsidiaries. The Credit Facility also requires that the Company comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. As of, and during the quarters ended September 30, 1999 and December 31, 1999, the Company was not in compliance with a certain financial covenant. Comerica Bank has agreed to waive the default for both periods.

     The Credit Facility contains provisions requiring mandatory prepayment of outstanding borrowings from the issuance of debt or equity securities for cash, excluding certain equity issued in connection with future acquisitions, and cash realized in connection with permitted asset sales outside of the ordinary course of business. Borrowings outstanding under the Credit Facility amounted to $8.6 million at December 31, 1999. As of March 28, 2000 the Company has reduced its borrowings under the Credit Facility to approximately $2 million. The Credit Facility expires on March 30, 2001.

     On March 10, 2000, pursuant to an agreement with Strong River Investments, Inc. and Montrose Investments Ltd. (collectively the "Purchasers"), the Company sold to the Purchasers 709,555 shares of the Company's common stock for $7.5 million or $10.57 per share. Net proceeds to the Company amounted to $7.2 million after related issuance costs. The Company expects to register the common shares sold to the Purchasers in April 2000. The Company and the Purchasers further agreed that the Company will sell and the Purchaser will purchase up to an additional $7.5 million worth of the Company's common stock six months following the initial transaction, subject to certain conditions.

     The Company is required to make payments in 2000 amounting to $2.0 million related to prior acquisitions. The Company has the option to issue common stock to satisfy up to $1.0 million of the amounts due. In addition, the Company expects to make contingent payments to the prior owners of Cogent and ISC related to earn out agreements. The amount of the contingent payments is expected to be in a range from $1.5-$2.8 million. The Company expects that a significant portion of the amounts due will be satisfied upon the issuance of common stock.

     The Company's principal sources of ongoing liquidity are the cash flows of its subsidiaries and the cash available from the Credit Facility.

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

     The Company believes that cash flow from operations, proceeds from the issuance of stock and borrowings under the Credit Facility will be sufficient to fund its requirements for the foreseeable future.

INFLATION

     Due to the relatively low levels of inflation experienced in the last three years, inflation did not have a significant effect on the results of operations of any of the Founding Companies in those periods.

UNCERTAINTIES

  Nature of Projects

     Many of the Company's projects are billed on a fixed fee basis. The Company's failure to estimate accurately the resources and related expenses required for a fixed fee project or failure to complete contractual obligations in a manner consistent with the project plan upon which the fixed fee contract is based could have a material adverse effect on the Company.

     Many of the Company's engagements involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. The Company's failure or inability to meet a client's expectations in the performance of its services could result in a material adverse change to the client's operations and therefore could give rise to claims against the Company or damage the Company's reputation. In addition, the Company is exposed to various risks and liabilities associated with placing its employees and consultants in the workplaces of others, including possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. Although BrightStar has not experienced any material claims of these types, there can be no assurance that the Company will not experience such claims in the future. If claims are successfully brought against the Company as a result of the Company's performance on a project, or if the Company's reputation is damaged, there could be a material adverse effect on the Company. Additionally, the Company could continue to experience adverse effects resulting from the integration of acquired companies.

  Reorganization

     The Company has undergone significant managerial and operational change in connection with its corporate reorganization. Although the Company believes the reorganization will provide long-term benefits, there can be no assurance that these efforts will be successful. In addition, although the Company believes it has recognized substantially all of the costs of the reorganization, additional costs may be incurred as the reorganization proceeds.

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

  Decrease in the Market for Services Due to the Year 2000

     The purchasing patterns of clients were affected by Year 2000 issues as companies expended significant resources to correct their current systems for Year 2000 compliance. These expenditures resulted in reduced funds available to purchase services offered by the Company, which had an adverse effect on the Company in the second half of 1999 and is expected to continue through the first half of 2000.

FORWARD-LOOKING INFORMATION

     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans, and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the performance of recently acquired businesses; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their information technology requirements; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities or existing government programs and the cost of attracting and retaining highly skilled personnel.

UNAUDITED QUARTERLY DATA

                                                      1999                                      1998
                                     --------------------------------------   ----------------------------------------
                                      FOURTH     THIRD    SECOND     FIRST    FOURTH(A)    THIRD    SECOND(B)   FIRST
                                     --------   -------   -------   -------   ---------   -------   ---------   ------
Revenue............................  $ 21,608   $26,830   $29,511   $25,500   $ 24,524    $20,965   $  14,009   $4,086
Gross profit.......................     5,736     6,758     8,715   $ 5,764      4,828      6,547       5,386   $1,414
Income (loss) from continuing
  operations.......................    (2,653)      488       429      (832)   (12,212)    (1,315)     (3,417)     122
Income (loss) from discontinued
  operations.......................    (7,473)     (123)      (93)      242        (91)       196          16      157
Net income (loss)..................   (10,126)      365       336      (590)   (12,303)    (1,119)     (3,401)     279
Per share basis: basic and diluted
Continuing operations..............  $  (0.31)  $  0.05   $  0.05   $ (0.10)  $  (1.95)   $ (0.15)  $   (0.47)  $ 0.12
Discontinued operations............     (0.86)    (0.01)    (0.01)     0.03      (0.01)      0.02          --     0.16
                                     --------   -------   -------   -------   --------    -------   ---------   ------
                                     $  (1.17)  $  0.04   $  0.04   $ (0.07)  $  (1.96)   $ (0.13)  $   (0.47)  $ 0.28
                                     ========   =======   =======   =======   ========    =======   =========   ======

---------------

(a)  Included in the fourth quarter 1998 is a restructuring charge of $7,614.

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

     Foreign Currency Exchange Rate Risk. The Company has a wholly owned subsidiary in Australia. Revenues from these operations are denominated in Australian Dollars respectively, thereby potentially affecting the Company's financial position, results of operations and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar will not have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Incorporated by reference in the proxy statement for the 2000 Annual Meeting of Stockholders.

                                    PART III

     Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 2000 Annual Meeting of Stockholders ("the Proxy Statement").

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     a) Information concerning directors of the Company appears in the Company's Proxy Statement, under Item 1 -- "Election of Directors." This portion of the Proxy Statement is incorporated herein by reference.

     b) For information with respect to Executive Officers, see Part I of this Annual Report on Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

     Incorporated by reference in the proxy statement for the 2000 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference in the proxy statement for the 2000 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference in the proxy statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  1.A Consolidated Financial Statements

     The following financial statements and notes thereto, and related Independent Auditors Report, are filed as part of this Form 10-K as follows:

          Independent Auditors' Reports

          Consolidated Balance Sheets at December 31, 1999 and 1998.

          Consolidated Statements of Operations for the Year Ended September 30, 1997, the Three Months Ended December 31, 1997 and the years ended December 31, 1998 and 1999.

          Consolidated Statement of Stockholders' Equity for the Year Ended September 30, 1997, the Three Months Ended December 31, 1997 and the Years Ended December 31, 1998 and 1999.

          Consolidated Statements of Cash Flows for the Year Ended September 30, 1997, the Three Months Ended December 31, 1997 and the Years Ended December 31, 1998 and 1999.

          Notes to Consolidated Financial Statements.

  2. Financial Statement Schedule

     The following financial statement schedule of the Company and the related Independent Auditors Report are filed as part of this Form 10-K.

          [X] Schedule II -- Valuation And Qualifying Accounts

     All other financial statement schedules have been omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

  3. Exhibits

     The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K

          The Company filed a current report on Form 8-K on November 16, 1999, which disclosed the resignation of Deloitte & Touche LLP, its independent accountants, on November 8, 1999.

          The Company filed a current report on Form 8-K on November 30, 1999 which provided information with respect to the resignation of Deloitte & Touche LLP, by report on Form 8-K filed on November 16, 1999.

          The Company filed a current report on Form 8-K on January 14, 2000 which disclosed that the Company engaged Grant Thornton LLP as its independent accountants, effective January 10, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BRIGHTSTAR INFORMATION
                                            TECHNOLOGY GROUP, INC.

                                            By     /s/ MICHAEL A. OBER
                                             -----------------------------------
                                                       Michael A. Ober
                                                President and Chief Executive
                                                            Officer

Dated: March 30, 2000

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

                        NAME                                       TITLE                     DATE
                        ----                                       -----                     ----

                 /s/ MICHAEL A. OBER                   Chief Executive Officer          March 30, 2000
-----------------------------------------------------
                   Michael A. Ober

                /s/ DONALD W. ROWLEY                   Chief Financial Officer and      March 30, 2000
-----------------------------------------------------    Secretary (Principal
                  Donald W. Rowley                       Financial Officer)

               /s/ DAVID L. CHRISTESON                 Controller and Assistant         March 30, 2000
-----------------------------------------------------    Secretary (Principal
                 David L. Christeson                     Accounting Officer)

                     Directors:

                  George M. Siegel*                    Chairman of the Board and Director
                Jennifer T. Barrett*                   Director
                 Brian R. Blackmarr*                   Director
                  Michael A. Ober*                     Director
                  Donald W. Rowley*                    Director

              *By: /s/ MICHAEL A. OBER
   -----------------------------------------------
                  Michael A. Ober,
                 Attorney-in-Fact **

** By authority of the power of attorney filed herewith.

March 30, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
BrightStar Information Technology Group, Inc.

     We have audited the accompanying consolidated balance sheet of BrightStar Information Technology Group, Inc. (the "Company"), a Delaware corporation, as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company, as of and for the year ended December 31, 1998, were audited by other auditors whose report dated March 30, 1999, expressed an unqualified opinion on those statements. As discussed in Note 3, the Company has restated its 1998 consolidated financial statements to reflect its discontinued operations. The other auditors reported on the 1998 financial statements before the restatement.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrightStar Information Technology Group, Inc. as of December 31, 1999, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

     We also audited the adjustments described in Note 3 to the consolidated financial statements that were applied to restate the 1998 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

                                            /s/ GRANT THORNTON LLP

San Jose, California
March 28, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors BrightStar Information Technology Group, Inc., Pleasanton, California

     We have audited the accompanying consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows of BrightStar Information Technology Group, Inc. ("the Company") for the year ended September 30, 1997, the three months ended December 31, 1997 and the year ended December 31, 1998 (of which the 1998 financial statements have been restated and are no longer presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free or material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion such financial statements present fairly, in all material respects, the consolidated balance sheet as of December 31, 1998 and the results of its operations and its cash flows for the year ended September 30, 1997, the three months ended December 31, 1997 and the year ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 30, 1999

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash......................................................    $    973       $  3,122
  Trade accounts receivables, net of allowance for doubtful
     accounts of $1,987 in 1999 and $1,296 in 1998..........      16,127         17,140
  Unbilled revenue..........................................       1,591          2,238
  Deferred tax asset........................................       1,712            785
  Income tax receivable.....................................         810             --
  Prepaid expenses and other................................       1,166          1,070
  Net assets of discontinued operations.....................       4,000         12,260
                                                                --------       --------
          Total current assets..............................      26,379         36,615
Property and equipment......................................       6,736          3,513
  Less-accumulated depreciation.............................      (2,720)        (1,207)
                                                                --------       --------
  Property and equipment, net...............................       4,016          2,306
Goodwill....................................................      56,848         53,940
  Less-accumulated amortization.............................      (2,284)          (873)
                                                                --------       --------
  Goodwill, net.............................................      54,564         53,067
Other.......................................................          49            413
                                                                --------       --------
          Total.............................................    $ 85,008       $ 92,401
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................    $  4,063       $  3,542
  Acquisition payables......................................       2,000          4,784
  Restructuring reserve.....................................       1,761          4,383
  Accrued salaries and other expenses.......................       8,105          5,936
  Income taxes payable......................................          --          1,791
  Deferred revenue..........................................          41          1,831
                                                                --------       --------
          Total current liabilities.........................      15,970         22,267
Line of credit..............................................       8,579             --
Other liabilities...........................................           8             60
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.001 par value; 35,000,000 shares
     authorized; 8,642,034 and 7,989,059 shares issued and
     outstanding in 1999 and 1998, respectively.............           9              8
  Additional paid-in capital................................      89,693         82,818
  Common stock payable......................................          --          6,875
  Common stock warrant and option...........................         100            100
  Deferred stock compensation...............................          --           (468)
  Accumulated other comprehensive income....................         171            248
  Retained earnings (deficit)...............................     (29,522)       (19,507)
                                                                --------       --------
          Total stockholders' equity........................      60,451         70,074
                                                                --------       --------
          Total.............................................    $ 85,008       $ 92,401
                                                                ========       ========

                See notes to consolidated financial statements.

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            THREE MONTHS
                                               YEAR ENDED     YEAR ENDED       ENDED         YEAR END
                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                                  1999           1998           1997           1997
                                              ------------   ------------   ------------   -------------
Revenue.....................................   $ 103,449      $  63,584      $   6,623        $12,190
Cost of revenue.............................      76,476         45,409          5,810         10,063
                                               ---------      ---------      ---------        -------
Gross profit................................      26,973         18,175            813          2,127
Operating expenses:
  Selling, general and administrative.......      26,797         15,445            817          1,668
  Stock compensation........................         468          6,766             --            305
  In process research & development.........          --          3,000             --             --
  Restructuring charge......................          --          7,614             --             --
  Goodwill amortization.....................       1,423            883             --             --
  Depreciation and amortization.............       1,633            769             31            135
                                               ---------      ---------      ---------        -------
          Total operating expenses..........      30,321         34,477            848          2,108
  Income (loss) from operations.............      (3,348)       (16,302)           (35)            19
  Other income (expense)....................         (15)           158              7             33
  Interest expense, net.....................        (518)           (66)           (31)           (96)
                                               ---------      ---------      ---------        -------
  Loss from continuing operations before
     income taxes...........................      (3,881)       (16,210)           (59)           (44)
Income tax provision (benefit)..............      (1,313)           612            (22)             6
                                               ---------      ---------      ---------        -------
Loss from continuing operations.............      (2,568)       (16,822)           (37)           (50)
Discontinued operations:
  Income (loss) from discontinued
     operations, net of tax.................        (648)           278             --             --
  Loss on disposal of discontinued
     operations, net of tax.................      (6,799)            --             --             --
                                               ---------      ---------      ---------        -------
  Total discontinued operations.............      (7,447)           278
                                               ---------      ---------
          Net income (loss).................   $ (10,015)     $ (16,544)     $     (37)       $   (50)
                                               =========      =========      =========        =======
Net income (loss) per share (basic and
  diluted):
  Income (loss) from continuing
     operations.............................   $   (0.30)     $   (2.68)     $   (0.04)       $ (0.06)
  Loss from discontinued operations.........       (0.86)          0.04             --             --
                                               ---------      ---------      ---------        -------
  Net loss..................................   $   (1.16)     $   (2.64)     $   (0.04)       $ (0.06)
                                               =========      =========      =========        =======
Shares outstanding (basic and diluted):.....   8,642,034      6,275,031      1,012,306        893,475
                                               =========      =========      =========        =======

                 See notes to consolidated financial statements

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                        COMMON STOCK                                           COMMON
                                                     ------------------     ADDITIONAL         COMMON       STOCK WARRANT
                                                      SHARES     AMOUNT   PAID-IN-CAPITAL   STOCK PAYABLE    AND OPTION
                                                     ---------   ------   ---------------   -------------   -------------
Balance, September 30, 1996........................     10,000   $  10             --               --             --
  Issuance of common stock.........................      3,068     308
  Net loss and comprehensive loss..................
                                                     ---------   -----        -------          -------          -----
Balance, September 30, 1997........................     13,068     318             --               --             --
  Net loss and comprehensive loss..................
                                                     ---------   -----        -------          -------          -----
Balance, December 31, 1997.........................     13,068     318             --               --             --
  Issuance of common stock in public offering......  4,887,500       5        $58,635                           $ 450
  Stock used for acquisition of Founding
    Companies......................................  1,408,120       1         15,934          $ 5,300
  Common stock issued to management and
    promoters......................................    648,126       1          7,582
  Stock split to conform Blackmarr.................    999,238    (317)           317
  Exercise of stock warrants.......................     33,007      --            350                            (350)
  Common stock granted to employees................                                              1,575
  Amortization of deferred compensation............
  Write-off of deferred compensation of terminated
    employees......................................
  Net loss.........................................
  Other comprehensive income (loss)................
                                                     ---------   -----        -------          -------          -----
Balance, December 31, 1998.........................  7,989,059       8        $82,818          $ 6,875            100
  Stock issued to owners of Founding Company.......    441,400       1          5,300           (5,300)
  Common stock issued to directors and
    management.....................................     11,575
  Common stock issued to employees.................    200,000                  1,575           (1,575)
  Common stock issued to management and
    promoters......................................
  Amortization of deferred compensation............
  Net loss.........................................
  Other comprehensive income (loss)................
                                                     ---------   -----        -------          -------          -----
Balance, December 31, 1999.........................  8,642,034   $   9        $89,693          $    --          $ 100
                                                     =========   =====        =======          =======          =====

                                                                  ACCUMULATED
                                                                     OTHER
                                                                 COMPREHENSIVE   RETAINED        TOTAL
                                                    UNEARNED        INCOME       EARNINGS    STOCKHOLDERS'   COMPREHENSIVE
                                                  COMPENSATION      (LOSS)       (DEFICIT)      EQUITY       INCOME (LOSS)
                                                  ------------   -------------   ---------   -------------   -------------
Balance, September 30, 1996.....................         --            --        $    413      $    423
  Issuance of common stock......................                                                    308
  Net loss and comprehensive loss...............                                      (50)          (50)       $    (50)
                                                    -------          ----        --------      --------        ========
Balance, September 30, 1997.....................         --            --             363           681
  Net loss and comprehensive loss...............                                      (36)          (36)       $    (36)
                                                    -------          ----        --------      --------        ========
Balance, December 31, 1997......................         --            --             327           645
  Issuance of common stock in public offering...                                                 59,090
  Stock used for acquisition of Founding
    Companies...................................                                   (3,290)       17,945
  Common stock issued to management and
    promoters...................................     (7,583)                                         --
  Stock split to conform Blackmarr..............                                                     --
  Exercise of stock warrants....................
  Common stock granted to employees.............                                                  1,575
  Amortization of deferred compensation.........      5,055                                       5,055
  Write-off of deferred compensation of
    terminated employees........................      2,060                                       2,060
  Net loss......................................                                  (16,544)      (16,544)       $(16,544)
  Other comprehensive income....................                      248                           248             248
                                                    -------          ----        --------      --------        --------
Balance, December 31, 1998......................       (468)          248         (19,507)       70,074        $(16,296)
  Stock issued to owners of Founding Company....                                                      1
  Common stock issued to directors and
    management..................................                                                     --
  Common stock issued to employees..............                                                     --
  Amortization of deferred compensation.........        468                                         468
  Net loss......................................                                  (10,015)      (10,015)       $(10,015)
  Other comprehensive income (loss).............                      (77)                          (77)            (77)
                                                    -------          ----        --------      --------        --------
Balance, December 31, 1999......................    $    --          $171        $(29,522)     $ 60,451        $(10,092)
                                                    =======          ====        ========      ========        ========

                 See notes to consolidated financial statements

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   THREE
                                                                                THREE MONTHS      MONTHS
                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                                      1999           1998           1997           1997
                                                  ------------   ------------   ------------   -------------
Operating activities:
  Net loss......................................    $(10,015)      $(16,544)      $   (37)        $   (50)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Restructuring charge........................          --          6,443
    Write down of certain intangible and other
      assets....................................          --            841
    In process research and development
      expense...................................          --          3,000
    (Income) loss from discontinued
      operations................................       7,447           (278)
    Depreciation and amortization...............       3,056          1,652            31             135
    Effect of exchange rate on cash.............         (77)           248
    Additions to allowance for doubtful
      accounts..................................         691            857            15              (5)
    Deferred income taxes.......................      (1,944)        (1,311)          (22)              8
    Compensation expense on issuance of common
      stock.....................................         468          6,766                           305
    Changes in operating working capital:
      Trade accounts receivable.................         322         (4,137)       (1,451)         (1,632)
      Income tax refund receivable..............        (810)            38            --              --
      Unbilled revenue..........................         647           (672)         (501)            133
      Prepaid and other assets..................         268           (167)            2             (24)
      Accounts payable..........................         521           (299)            2              (3)
      Restructuring reserve.....................      (2,622)
      Accrued salaries other accrued expenses...       2,340         (3,061)        1,928             448
      Income taxes payable......................      (1,791)         1,509            57             (33)
      Deferred revenue..........................      (1,790)         1,210            --             462
      Discontinued operations...................         813           (149)           --              --
                                                    --------       --------       -------         -------
         Net cash provided by (used in)
           operating activities.................      (2,476)        (4,054)           24            (256)
Investing activities:
  Cash paid to acquire founding companies.......          --        (32,576)
  Cash paid to retire debt of founding
    companies...................................          --         (9,865)
  Cash paid for acquisitions....................      (4,898)        (6,106)
  Redemption of certificate of deposit..........          --             --            --              60
  Capital expenditures..........................      (3,354)          (997)          (15)           (112)
                                                    --------       --------       -------         -------
         Net cash used in investing
           activities...........................      (8,252)       (49,544)          (15)            (52)
Financing activities:
  Net borrowings under line of credit...........       8,579             --            25             223
  Proceeds from (payments on) term loan.........          --             --           (33)            142
  Payments on note payable and capital lease
    obligations.................................          --         (2,373)          (18)            (57)
  Net proceeds from issuance of common stock....          --         59,090            --               3
                                                    --------       --------       -------         -------
         Net cash provided by (used in)
           financing activities.................       8,579         56,717           (26)            311
Net increase (decrease) in cash.................      (2,149)         3,119           (17)              3
Cash:
  Beginning of period...........................       3,122              3            20              17
                                                    --------       --------       -------         -------
  End of period.................................    $    973       $  3,122       $     3         $    20
                                                    ========       ========       =======         =======
Supplemental information:
  Interest paid.................................    $    518       $     73       $    31         $    96
                                                    ========       ========       =======         =======
  Income taxes paid.............................    $  2,747             --       $    --         $    50
                                                    ========       ========       =======         =======

                 See notes to consolidated financial statements

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation -- BrightStar Information Technology Group, Inc., (the "Company" or "BrightStar") is a leading international e-business solutions and applications service provider (ASP). BrightStar conducted no operations prior to April 16, 1998 when it completed its initial public offering ("IPO"). The accompanying historical consolidated financial statements for the year ended December 31, 1999 and the period from the IPO to December 31, 1998 includes the accounts of all BrightStar subsidiaries. The accompanying financial statements for all periods prior to the IPO include only the historical financial information for Blackmarr the "accounting acquirer," which elected to change its fiscal year-end from September 30 to December 31 prior to the IPO. See note 2 for further discussion of the IPO, and the definition of the "accounting acquirer."

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Revenue recognition -- The Company provides services to customers for fees that are based on time and materials or fixed fee contracts. Accordingly, revenue is recognized as consulting services are performed. Unbilled revenue is recorded for contract services provided for which a billing has not been rendered. Revenue related to the sale of hardware is recognized when the hardware is shipped. Deferred revenue primarily represents the excess of amounts billed over contract costs and expenses incurred.

     Concentration of credit risk is limited to trade receivables and unbilled revenue and is subject to the financial conditions of certain major clients. The Company does not require collateral or other security to support client's receivables. The Company conducts periodic reviews of its clients' financial conditions and vendor payment practices to minimize collection risk on trade receivables.

     Property and equipment -- Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of 3 years for computer equipment and software and 5 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the assets useful life. Expenditures for repairs and maintenance that do not improve or extend the life of assets are expensed as incurred.

     Goodwill -- Goodwill is the cost in excess of tangible assets acquired. Goodwill recorded in conjunction with the Founding Companies and all other acquisitions in 1998 is being amortized over 40 years on a straight-line basis. Goodwill associated with the acquisition of ISC is being amortized over 20 years on a straight-line basis. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability, and, if warranted, impairment or adjustments to the period benefited would be recognized. Total amortization of goodwill from continuing operations for 1999 and 1998 amounted to $1,423 and $833, respectively.

     Cumulative translation adjustment -- Cumulative translation adjustment in stockholders' equity reflects the unrealized adjustments resulting from translating the financial statements of foreign subsidiaries. The functional currency of the Company's foreign subsidiaries is the local currency of that country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income.

     Income taxes -- The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 requires an asset and

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

     Earnings per share (EPS) -- EPS is based on Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Accordingly, Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that it is based on the weighted average number of common and potentially dilutive shares, from dilutive stock options and warrants, outstanding during each year. The weighted average shares used to calculate earnings per share on the statements of operations prior to the IPO has been determined by converting the number of outstanding shares of Blackmarr during the periods presented, based upon the ratio of approximately 77 to 1, which was the ratio received by Blackmarr as a result of the offering. Common shares issuable upon exercise of common stock options and convertible debt instruments are anti-dilutive (decreases net loss per share) for the periods presented.

     Stock based compensation -- the Company utilizes Accounting Principles Board Opinion No. 25 ("APB No. 25") in its accounting for stock options issued to employees. No compensation expense is recognized for stock options issued to employees under the Company's stock option plan as the option price equals or exceeds the fair market value of the Company's Common Shares at the date of grant. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." The accounting method as provided in the pronouncement is not required to be adopted; however, it is encouraged. The Company has adopted the disclosure-only provisions of SFAS No. 123 with respect to options issued to employees. Compensation expense associated with stock options and warrants issued to non-employees and non-directors is recognized in accordance with SFAS No. 123.

     Reclassifications -- Certain reclassifications have been made to conform the prior years' financial statement amounts to the current year classifications.

(2) ACQUISITIONS

     Concurrent with and as a condition to the closing of the IPO, BrightStar acquired all of the outstanding capital stock or substantially all the net assets of Brian R. Blackmarr and Associates, Inc. ("Blackmarr"), Integrated Controls, Inc. ("ICON"), Mindworks Professionals Education Group, Inc. ("Mindworks"), Software Innovators, Inc. ("SII"), Zelo Group, Inc. ("Zelo"), Software Consulting Services America, LLC ("SCS America") and SCS Unit Trust ("SCS Australia")(the "Founding Companies"). The acquisitions have been accounted for using the purchase method of accounting with Blackmarr being treated as the accounting acquirer, in accordance with Staff Accounting Bulletin No. 97. The purchase method of accounting requires that the results of operations of the acquired companies only be included in the consolidated financial statements subsequent to their respective acquisition dates. At the acquisition date, the purchase price was allocated to assets acquired, and liabilities assumed based on their fair market values. The excess of the total purchase price over the fair value of the net assets acquired represents goodwill.

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

     The following table sets forth the consideration paid in cash and shares of common stock. For purposes of computing the estimated purchase price for accounting purposes, the value of the shares was determined using an estimated fair value of $11.70 per share, which represents a discount of 10% from the initial public offering price of $13.00 per share, due to restrictions on the resale and transferability of the shares issued in the acquisitions. The estimated purchase price for each acquisition is subject to certain purchase price adjustments.

                                                                  AMOUNT IN    COMMON
                                                                   COMMON       STOCK
                                                         CASH       STOCK      SHARES
                                                        -------   ---------   ---------
                                                            (DOLLARS IN THOUSANDS)
FOUNDING COMPANIES:
  ICON................................................  $ 6,224    $ 4,149      319,197
  Mindworks...........................................      445      1,052       80,894
  SCS America.........................................   11,000      5,000      384,615
  SCS Australia(1)....................................    9,815      5,889      452,976
  SII.................................................      450      2,413      185,633
  Zelo................................................      375          1          100
                                                        -------    -------    ---------
          Subtotal....................................   28,309     18,504    1,423,415
  Blackmarr...........................................    3,290     13,160    1,012,306
                                                        -------    -------    ---------
          Total.......................................  $31,599    $31,664    2,435,721
                                                        =======    =======    =========

---------------

(1) Common stock shares were issued in 1999. Such shares are included in common stock payable at December 31, 1998.

     The following is the calculation of goodwill arising from the acquisitions of the Founding Companies and BITG (in thousands):

Cash paid to Founding Companies.............................   $ 31,599
Stock issued to Founding Companies (valued at $11.70 per
  share)....................................................     28,498
Cash paid to Blackmarr, charged to retained earnings........     (3,290)
Discounted value of stock issued to Blackmarr included in
  amount of stock issued to Founding Companies above........    (11,844)
                                                               --------
Total consideration (purchase price) attributable to
  acquisition of the Founding Companies and BITI by
  Blackmarr, the accounting acquirer........................     44,963
Pro forma combined net assets of all Founding Companies and
  BITI......................................................     (1,216)
Net assets of Blackmarr.....................................      1,107
Deferred offering costs at BITI.............................      4,907
Other acquisition costs.....................................      1,366
Goodwill at ICON............................................         94
In-process research and development.........................     (3,000)
                                                               --------
          Total.............................................   $ 48,221
                                                               ========

     Additionally, 437,681 shares of common stock were issued as consideration for class A units at BITI. These shares were valued at a discount of 10% to the initial public offering price of $13. These shares, less 46,153 shares issued to affiliated parties charged to paid-in capital, have been included in goodwill in the amount of $4,581, as a cost of the acquisition of the Founding Companies.

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

     Since the IPO Brightstar has completed three acquisitions which were accounted for as purchase business combinations as follows:

     - On June 30, 1998, the Company completed the acquisition of Cogent Technologies, LLC, for $250 and certain costs, resulting in total goodwill of approximately $254. The Company will be required to provide additional consideration in 2000 related to an earnout agreement with the prior owners.

     - On August 31,1998, the Company completed the acquisition of Total Business Quality Associates, Inc. (TBQ), a provider of SAP consulting and implementing services for $1,450 and certain costs, resulting in total goodwill of approximately $1,478.

     - Effective September 30, 1998, the Company completed the acquisition of PROSAP Australia Pty. LTD (PROSAP), a SAP certified National Implementation Partner located in Sydney, Australia for $8,884 and certain acquisition costs resulting in total goodwill of approximately $8,525; $4,100 was paid at closing, $4,284 was paid in 1999. The remaining amount of $500 is recorded as an acquisition payable at December 31, 1999.

     - On May 28, 1999, the Company purchased Integrated Systems Consultants, LLC ("ISC") pursuant to an Asset Purchase Agreement (the "Agreement"), dated as of April 1, 1999. ISC is a provider of SAP consulting services based in Phoenix, Arizona. The aggregate consideration for this transaction was $3,000; of which $500 was paid in cash upon closing; $1,000 will be paid on June 1, 2000 in up to 255,183 shares of common stock, or a combination of cash and stock as defined in the Agreement; $500 was financed by a Convertible Subordinated Promissory Note due August 1, 2000; and, the remaining $1,000 of contingent consideration will be recorded as additional goodwill paid subject to the achievement of ISC earnings during the twelve months ending March 31, 2000. The Company has allocated the entire purchase price and certain other acquisition costs to goodwill. The pro forma results of operations assuming the acquisition occurred on January 1, 1999, would not be materially different than the operating results reported.

(3) DISCONTINUED OPERATIONS

     In October 1999, the Company's management approved a plan to discontinue the operations of its Training, Controls and Infrastructure Support businesses. Each of the underlying businesses were acquired by BrightStar as part of its IPO in April 1998. The Company believes that the continued investment in the Training, Controls, and Infrastructure Support businesses is not consistent with its long-term strategic objectives. Accordingly, these businesses are reported as discontinued operations and the consolidated financial statements have been reclassified to segregate operating results and net assets of the businesses. Managements' plan to discontinue the operations of each of the businesses includes the following:

  Training Business

     The completed sale and closure of the training business -- the Company:

     - Sold Mindworks Professional Education Group, Inc. (Mindworks) to its former owners. The sale of Mindworks was completed in December, 1999 for approximately $1,100. The Company recorded a pre-tax loss on the sale of Mindworks of $900, ($1,000, or $0.12 per share including taxes), the loss includes the associated write-off of net goodwill totaling $1,600.

     - Closed its training business in Texas in October 1999. The Company recorded no gain or loss upon closing the Texas training operations.

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

  Controls Business

     The planned sale of the Controls Business within Integrated Controls, Inc. -- while the Company has had discussions with potential buyers, no formal sales agreement has been reached as of March, 2000. The Company expects to sell its Control's business during the first half of 2000. The Company recorded an estimated loss on the disposal of the Controls business of $5.1 million ($5.8 million including taxes, or $0.67 per share) including provision of $800 for estimated operating losses until disposal. The amount of operating losses and the amount the Company will ultimately realize upon the sale could significantly differ from the amount assumed in arriving of the estimated operating losses until disposal and estimated proceeds upon disposal.

  Infrastructure Support Business

     The discontinuance of its Infrastructure Support Business in December
1999 -- the Infrastructure Support Business was engaged in hardware sales and consulting services relative to systems infrastructure and security. The Company recorded no gain or loss on the discontinuance of the business.

     Summary operating results and financial data for the discontinued operations for 1999 and 1998 are as follows:

                                                     1999                                             1998
                                ----------------------------------------------   ----------------------------------------------
                                                      INFRASTRUCTURE                                   INFRASTRUCTURE
                                TRAINING   CONTROLS      SUPPORT        TOTAL    TRAINING   CONTROLS      SUPPORT        TOTAL
                                --------   --------   --------------   -------   --------   --------   --------------   -------
Net revenue...................  $ 4,477    $11,064        $8,635       $24,176    $4,465    $ 9,795        $3,084       $17,344
Cost of revenue...............    3,156      8,145         8,678        19,979     3,288      6,971         2,501        12,760
Operating expenses............    1,582      3,303            70         4,955     1,208      2,908            --         4,116
                                -------    -------        ------       -------    ------    -------        ------       -------
Operating income (loss).......     (261)      (384)         (113)         (758)      (31)       (84)          583           468
Loss on discontinued
  operations, net of tax......  $(1,173)   $(6,206)       $  (68)      $(7,447)   $  (22)   $   (50)       $  350       $   278
Current assets................             $ 1,542                     $ 1,542    $  263    $ 3,122                     $ 3,385
Property and equipment, net...                 720                         720       244        996                       1,240
Deferred income taxes.........                 320                         320                   --                          --
Goodwill, net.................               3,234                       3,234     1,667      7,046                       8,713
Other assets..................                  19                          19        36         49                          85
                                           -------                     -------    ------    -------                     -------
        Total assets..........               5,835                       5,835     2,210     11,213                      13,423
Provision for loss until
  disposal....................                 800                         800        --         --                          --
Other current liabilities.....               1,035                       1,035       214        949                       1,163
                                           -------                     -------    ------    -------                     -------
        Total liabilities.....               1,835                       1,835       214        949                       1,163
                                           -------                     -------    ------    -------                     -------
Net assets of discontinued
  operations..................             $ 4,000                     $ 4,000    $1,996    $10,264                     $12,260
                                           =======                     =======    ======    =======                     =======

(4) BUSINESS RESTRUCTURING

     During the fourth quarter of 1998, the Company announced a plan to restructure its operations and recorded a restructuring charge of $7,614. The plan provided for the following:

     - Reorganizing the operations of its wholly owned subsidiaries into one operation that will result in an integrated sales force, focused operating divisions and consolidated finance and administrative functions

     - Realignment into separate operating divisions/consulting service lines

     - Relocation of its corporate office

     - Reduction of workforce of 13 employees, all of which have been terminated.

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

     - The write-down of certain property and equipment and other assets as a result of business closures and termination of service lines.

     - Contract terminations and other obligations.

     The major categories of the 1998 charges are summarized below:

                                                                AMOUNTS     AMOUNTS TO
                                                              CHARGED TO     BE PAID
                                                              EARNINGS IN     BEYOND
                                                                 1998          1999
                                                              -----------   ----------
Workforce severance obligations.............................    $4,960        $1,209
Asset impairment............................................     1,171            --
Lease and other contract obligations........................     1,483           552
                                                                ------        ------
          Total.............................................    $7,614        $1,761
                                                                ======        ======

     As of December 31, 1999, the Company had expended $5,853 of the charge. The remaining $1,761 reserved as of December 31, 1999 pertains to 1) remaining severance obligations which will be paid through the April 2001, and 2) remaining lease obligations which continue to extend past one year.

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Computer equipment and software.............................  $ 5,099   $ 2,325
Furniture, fixtures and office equipment....................    1,294       944
Leasehold improvements......................................      343       244
                                                              -------   -------
          Total.............................................    6,736     3,513
Accumulated depreciation and amortization...................   (2,720)   (1,207)
                                                              -------   -------
          Property and equipment, net.......................  $ 4,016   $ 2,306
                                                              =======   =======

(6) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses consist of the following:

                                                                 DECEMBER 31,
                                                               ----------------
                                                                1999      1998
                                                               ------    ------
Accrued payroll and payroll taxes...........................   $3,901    $4,895
Accrued operating losses on discontinued operations.........      800        --
Accrued losses on fixed fee contract........................    1,263        --
Other accrued expenses......................................    2,141     1,041
                                                               ------    ------
          Total accrued expenses............................   $8,105    $5,936
                                                               ======    ======

(7) CREDIT FACILITY

     Effective March 29, 1999, the Company established a $15 million credit facility (the "Credit Facility") with Comerica Bank. Under terms of the agreement, the Credit Facility will be used for working capital needs, including issuance of letters of credit, and for general corporate purposes. Borrowings under the Credit Facility bear an interest rate of prime plus .25%, or the Eurodollar rate plus 2.5%. The Company pays a commitment

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

fee on unused amounts of the Credit Facility amounting to .375% per annum based on the average daily amount by which the commitment amount exceeds the principal amount outstanding during the preceding month. Interest is payable monthly on prime rate borrowings and quarterly or at the end of the applicable interest period for the Eurodollar rate borrowings.

     The Credit Facility is secured by liens on substantially all the Company's assets (including accounts receivable) and a pledge of all of the outstanding capital stock of the Company's domestic operating subsidiaries. The Credit Facility also requires that the Company comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. As of, and during the quarters ended September 30, 1999 and December 31, 1999, the Company was not in compliance with a certain financial covenant. Comerica Bank has agreed to waive the defaults for both periods.

     The Credit Facility contains provisions requiring mandatory prepayment of outstanding borrowings from the issuance of debt or equity securities for cash, excluding certain equity issued in connection with future acquisitions, and cash realized in connection with permitted asset sales outside of the ordinary course of business. Borrowings outstanding under the Credit Facility amounted to $8.6 million at December 31, 1999. As of March 28, 2000 the Company had reduced amounts borrowed under the Credit Facility to approximately $2 million. The Credit Facility expires on March 30, 2001.

(8) STOCKHOLDERS' EQUITY AND OTHER STOCK RELATED INFORMATION

  Capital Stock

     Authorized capital shares of the company include 3,000,000 shares of preferred stock, 2,000,000 shares of restricted stock and 35,000,000 shares of common stock. Rights, preferences and other terms of the preferred stock will be determined by the board of directors at the time of issuance; no preferred stock was issued at December 31, 1999.

  Common Stock Payable

     Common stock payable at December 31, 1998 represented stock issuable under the terms based upon of the purchase agreement between the Company and SCS Australia, achieving certain 1998 revenue targets. Upon the final settlement of the purchase price, the unit holders of SCS Unit Trust received 441,400 common shares during the first quarter of 1999, with the difference of 11,575 shares issued to certain directors and members of management under the terms of the original exchange agreement. As a result, a charge to stock compensation expense in the amount of $135 was recorded in 1998.

  Other Common Stock Warrants and Options

     In 1997, the Company entered into an advisory agreement with an investment banking firm, and issued a warrant to that firm for $100. The warrant provides for the purchase of 50,000 shares of common stock at an exercise price of $6 per share, and is exercisable at any time prior to August 14, 2004.

     Also in 1997, the Company entered into an agreement for corporate development services and issued a common stock option to the consulting firm. The option grants the holder the option to purchase 14,285 shares.

     The estimated combined fair value of the warrant and the option of $450 were recorded as offering costs. The common stock warrant was exercised during 1998, with the holder surrendering approximately 17,000 common shares in lieu of payment for 33,000 common shares, and $350 was charged against paid-in capital.

     Stock Options -- During 1998 a stock option plan (The 1997 Plan) was established, which provides for the issuance of incentive and non-qualified stock options, restricted stock awards, stock appreciation rights or

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

performance stock awards. The total number of shares that may be issued under the Plan is 2,000,000 shares, of which only 1,930,000 shares may be granted for incentive stock options. Options, which constitute the only issuance under the incentive plans, have been generally granted at fair value of the company's common stock on the date of grant. The following table summarizes the plan's stock option activity:

                                                                   WEIGHTED    WEIGHTED
                                                                   AVERAGE     AVERAGE
                                                                   EXERCISE   REMAINING
                                                        SHARES      PRICE        LIFE
                                                       ---------   --------   ----------
Options outstanding at December 31, 1997.............         --
Granted in 1998......................................    603,402    $13.00    5.07 years
Exercised............................................         --
Cancelled............................................         --
                                                       ---------
Options outstanding at December 31, 1998.............    603,402    $13.00    9.75 years
                                                       =========
Granted in 1999......................................  1,428,750    $ 6.88
Exercised............................................         --        --
Cancelled............................................   (218,664)   $ 9.96
Options outstanding at December 31, 1999.............  1,813,448    $ 8.50
                                                       ---------
Exercisable at December 31, 1999.....................    413,929(a)
                                                       =========

---------------

(a)   400,179 and 13,750 options are exercisable at $13.00 and $6.00-$7.50, respectively.

     Pro forma disclosures as if the Company had applied the cost recognition requirements under SFAS No. 123 in 1998 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                                1999       1998
                                                              --------   --------
Net loss (in thousands)
  As reported...............................................  $(10,015)  $(16,544)
  Pro Forma.................................................  $(12,048)  $(17,622)
Loss per share -- basic and diluted
  As reported...............................................  $  (1.16)  $  (2.64)
  Pro Forma.................................................  $  (1.39)  $  (2.81)
Weighted average fair value of options granted..............  $   4.39   $   9.71

     Compensation cost for 1999 and 1998 was calculated in accordance with the binomial model, using the following weighted average assumptions: (i) expected volatility of 110% and 60%; (ii) expected dividend yield of 0% in both years;
(iii) expected option term of 10 years in both years; (iv) risk-free rate of return of 5.86% and 5.60%; and expected (v) a forfeiture rate of 11%.

  Recent Sales of Unregistered Securities.

     On March 10, 2000, pursuant to an agreement with Strong River Investments, Inc. and Montrose Investments Ltd. (collectively, the "Purchasers"), the Company sold to the Purchasers 709,555 shares of the Company's common stock (the "Shares") for $7.5 million, or $10.57 per share (the "Transaction"). Net proceeds to the Company amounted to $7.2 million after related issuance costs. Proceeds were applied to the Company's borrowings under its Credit Facility. In connection the purchase of the Shares, the Company issued two warrants to the Purchasers. One warrant has a five-year term during which the Purchasers may purchase up to 157,500 shares of the Company's common stock at a price of $12.00 per share. The second warrant covers an adjustable amount of shares of the Company's common stock at an adjustable exercise price, based on the market price of the Company's common stock during three (3) separate periods of thirty-

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

one (31) trading days commencing 270 calendar days after the date of the Transaction. The Company also issued to Wharton Capital Partners Ltd. ("Wharton"), as compensation for Wharton's services in completing the Transaction, a warrant which has five-year term during which Wharton may purchase up to 45,000 shares of the Company's common stock at a price of $12.00 per share. The Company anticipates registering the Shares sold to Purchaser in April 2000. The Company and the Purchaser further agreed that the Company will sell and the Purchaser will purchase up to an additional $7.5 million worth of the Company's common stock six months following the Transaction subject to certain conditions.

(9) STOCK COMPENSATION EXPENSE

     In connection with the offering and acquisition of the Founding Companies, certain directors and members of management received 648,126 shares of common stock. These shares, valued at $11.70, were recorded as deferred compensation and were amortized to stock compensation expense over a one year period based upon the terms of a stock repurchase agreement between the Company and related shareholders. Total stock compensation expense recorded during 1999 and 1998 in connection with the above was $468 and $5,055, respectively. At December 31, 1998, certain members of management that had received substantially all of these shares were terminated in connection with the Company's restructuring. As a result, the remaining deferred compensation totaling $2,060, attributable to the shares held by these terminated employees was charged to expense and included in the restructuring charge.

     In connection with the terms of the acquisition of SCS Unit Trust, certain key employees were granted 200,000 shares of common stocks under an incentive stock bonus plan. Based on the share price of $7.88 per share on the date of the grant, the Company recorded stock compensation expense of $1,575. At December 31, 1998 these common shares had not been formally issued, and accordingly, are recorded in common stock payable. The shares were issued in 1999.

     During March 1997, the Company issued 3,068 shares of common stock with an estimated fair value of approximately $100 per share to certain employees for $1 per share. Compensation expense totaling $305 was recognized during the year ended September 30, 1997.

(10) INCOME TAXES

     The components of income (loss) before income taxes from continuing operations and the related income taxes provided for the years ended December 31, 1999, 1998 and 1997, are presented below:

                                                             1999       1998     1997
                                                            -------   --------   ----
Income (loss) before income taxes:
  Domestic................................................  $(5,803)  $(17,916)  $(44)
  Foreign:................................................    1,922      1,706     --
                                                            -------   --------   ----
                                                            $(3,881)  $(16,210)  $(44)
                                                            =======   ========   ====

                                                            1999       1998      1997
                                                           -------     -----     ----
Provision (benefit) for income taxes:
  Current:
     Domestic............................................  $  (156)    $ 707     $(2)
     Foreign.............................................      787       528      --
  Deferred:
     Domestic............................................   (1,721)     (623)      8
     Foreign.............................................     (223)       --      --
                                                           -------     -----     ---
          Total..........................................  $(1,313)    $ 612     $ 6
                                                           =======     =====     ===

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

     The Company's deferred tax assets are reflected below as of December 31, 1999 and 1998, respectively:

                                                               1999     1998
                                                              ------   -------
Bad debt reserves...........................................  $  628   $   387
Restructure reserve.........................................     669     1,665
Accrued compensation........................................     422
Losses on discontinued operations...........................     304
Foreign tax assets..........................................     223        --
Change in accounting method.................................    (151)
Other.......................................................     154       120
                                                              ------   -------
Net deferred tax asset......................................   2,249     2,172
Valuation allowance.........................................    (537)   (1,387)
                                                              ------   -------
                                                              $1,712   $   785
                                                              ======   =======

     The table below reconciles the expected U.S. federal statutory tax to the recorded income tax:

                                                              1999      1998     1997
                                                             -------   -------   ----
Provision (benefit) at statutory tax rate..................  $(2,031)  $(6,270)  $(15)
State income taxes, net of federal benefit.................      103      (111)    (1)
Goodwill amortization......................................      498       361
Foreign tax................................................      564       527     --
Deferred compensation......................................      164     3,041     --
Goodwill writeoff..........................................       --     1,506     --
Valuation allowance........................................     (850)    1,386     --
Other, net.................................................      239       172     22
                                                             -------   -------   ----
          Total............................................  $(1,313)  $   612   $  6
                                                             =======   =======   ====

(11) EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan that covers substantially all U.S. employees. If applicable, employees would vest in Company contributions evenly over five years from their date of employment. The Company may provide matching contributions of up to 6% of the employees base salary. Employer matching and profit sharing contributions are discretionary, and, to date, no matching or profit sharing contributions have been made.

(12) COMMITMENTS AND CONTINGENCIES

     The Company leases office space, computer and office equipment under various operating lease agreements that expire at various dates through December 31, 2004. Minimum future commitments under these agreements for the years ending December 31 are; 2000, $2,641; 2001, $2,240; 2002, $1,625; 2003, $511; and 2004,
$758.

     Rent expense was $394, $113, $1,636, $4,048 during the periods ended September 30, 1997, December 31, 1997 and December 31, 1998, and 1999 respectively.

     Employment Agreements -- As of December 31, 1999, the Company had entered into employment agreements with certain key management personnel which provided for minimum compensation levels and incentive bonuses, along with provisions for termination of benefits in certain circumstances and for certain severance payments in the event of a change in control.

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

(13) SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

     The Company did not have any customer, individually or considered as a group under common ownership that accounted for 10% of revenues or accounts receivable for the periods presented.

     The Company operates in a single segment, as a provider of internet services. Since April 16, 1998, the Company has primarily operated in two geographic regions. Prior to April 16, 1998, the Company primarily operated in the United States. Specific information related to the Company's geographic areas are found in the following table:

                                                                    YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------------------
                                                        1999                                       1998
                                      ----------------------------------------   ----------------------------------------
                                      UNITED STATES   AUSTRALIA   CONSOLIDATED   UNITED STATES   AUSTRALIA   CONSOLIDATED
                                      -------------   ---------   ------------   -------------   ---------   ------------
Revenue.............................     $69,119       $34,250      $103,449       $ 45,607       $17,977      $ 63,584
Income (loss) from continuing
  operations before income taxes....      (5,803)        1,922        (3,881)       (18,146)        1,936       (16,210)
Long-lived assets...................      57,601         1,028        58,629         54,951           835        55,786
Total assets........................      77,133         7,875        85,008         81,889        10,512        92,401

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                   COLUMN A                       COLUMN B     COLUMN C     COLUMN D        COLUMN E
                   --------                      ----------   ----------   -----------   --------------
                                                              ADDITIONS
                                                              ----------
                                                 BALANCE AT   CHARGED TO
                                                 BEGINNING    COSTS AND                  BALANCE AT END
                  DESCRIPTION                    OF PERIOD     EXPENSES    DEDUCTIONS      OF PERIOD
                  -----------                    ----------   ----------   -----------   --------------
Allowance deducted from assets to which it
  applies:
Allowance for doubtful accounts:
Year ended December 31, 1998...................    $  439           --       $  857          $1,296
Year ended December 31, 1999...................     1,296       $1,926        1,235           1,987
Accrued Restructuring Charge:
Year ended December 31, 1998...................        --        7,614        3,231           4,383
Year ended December 31, 1999...................     4,383                     2,622           1,761
Tax valuation allowance:
Year ended December 31, 1998...................        --        1,387           --           1,387
Year ended December 31, 1999...................     1,387           --          850             537

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Stockholders
BrightStar Information Technology Group, Inc.

     In connection with our audit of the consolidated financial statements of BrightStar Information Technology Group, Inc. referred to in our report dated March 28, 2000, which is included in the annual report on Form 10-K, we have also audited Schedule II for the years ended December 31, 1999 and 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

San Jose, California
March 28, 2000

                               INDEX TO EXHIBITS

     These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

          (a) The following documents are filed as part of this report:

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation, as amended (Incorporated by reference from Exhibit 3.1 to Amendment No. 1 to
                            BrightStar's Registration Statement on Form S-1 filed
                            February 27, 1998 (File No. 333-43209)).
          3.2            -- Bylaws, as amended (Incorporated by reference from
                            Exhibit 3.2 to Amendment No. 3.2 to BrightStar's
                            Registration Statement on Form S-1 filed April 14, 1998
                            (File No. 333-43209)).
          4.1            -- Specimen Common Stock Certificates (Incorporated by
                            reference from Exhibit 4.1 to Amendment No. 1 to
                            BrightStar's Registration Statement on Form S-1 filed
                            February 27, 1998 (File No. 333-43209)).
          4.2            -- Agreement and Plan of Exchange dated December 15, 1997
                            among BrightStar, BITG, BITI and the holders of the
                            outstanding capital stock of BITG (Incorporated by
                            reference from Exhibit 4.2 to Amendment No. 1 to
                            BrightStar's Registration Statement on Form S-1 filed
                            February 27, 1998 (File No. 333-43209)).
          4.3            -- Option Agreement dated as of December 16, 1997 between
                            BrightStar and Brewer-Gruenert Capital Advisors, LLC
                            (Incorporated by reference from Exhibit 4.4 to Amendment
                            No. 1 to BrightStar's Registration Statement on Form S-1
                            filed February 27, 1998 (File No. 333-43209)).
         10.1            -- BrightStar 1997 Long-Term Incentive Plan (Incorporated by
                            reference from Exhibit 10.1 to Amendment No. 1 to
                            BrightStar's Registration Statement on Form S-1 filed
                            February 27, 1998 (File No. 333-43209)).
         10.2            -- Agreement and Plan of Exchange by and among BrightStar
                            and the holders of the outstanding capital stock of Brian
                            R. Blackmarr and Associates, Inc. (Incorporated by
                            reference from Exhibit 10.2 to BrightStar's Registration
                            Statement on Form S-1 filed December 24, 1997 (File No.
                            333-43209)).
         10.3            -- Agreement and Plan of Exchange by and among BrightStar
                            and the holders of the outstanding capital stock of
                            Integrated Controls, Inc. (Incorporated by reference from
                            Exhibit 10.3 to BrightStar's Registration Statement on
                            Form S-1 filed December 24, 1997 (File No. 333-43209)).
         10.4            -- Agreement and Plan of Exchange by and among BrightStar
                            and the holders of the outstanding capital stock of
                            Mindworks Professional Education Group, Inc.
                            (Incorporated by reference from Exhibit 10.4 to
                            BrightStar's Registration Statement on Form S-1 filed
                            December 24, 1997 (File No. 333-43209)).
         10.5            -- Agreement and Plan of Exchange by and among BrightStar,
                            Software Consulting Services America, LLC and the holders
                            of the outstanding ownership interests of Software
                            Consulting Services America, LLC. (Incorporated by
                            reference from Exhibit 10.5 to BrightStar's Registration
                            Statement on Form S-1 filed December 24, 1997 (File No.
                            333-43209)).
         10.6            -- Agreement and Plan of Exchange by and among BrightStar
                            and Software Consulting Services Pty. Ltd. in its
                            capacity as Trustee of the Software Consulting Services
                            Unit Trust and the holders of all of the outstanding
                            ownership interests in the Software Consultants Unit
                            Trust (Incorporated by reference from Exhibit 10.6 to
                            BrightStar's Registration Statement on Form S-1 filed
                            December 24, 1997 (File No. 333-43209)).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.7            -- Agreement and Plan of Exchange by and among BrightStar
                            and The holders of the outstanding capital stock of
                            Software Innovators, Inc. (Incorporated by reference from
                            Exhibit 10.7 to BrightStar's Registration Statement on
                            Form S-1 filed December 24, 1997 (File No. 333-43209)).
         10.8            -- Agreement and Plan of Exchange by and among BrightStar
                            and the holder of the outstanding capital stock of Zelo
                            Group, Inc. and Joel Rayden (Incorporated by reference
                            from Exhibit 10.8 to BrightStar's Registration Statement
                            on Form S-1 filed December 24, 1997 (File No.
                            333-43209)).
         10.9            -- Form of Employment Agreement between BrightStar and
                            Marshall G. Webb, Thomas A. Hudgins and Daniel M. Cofall
                            (Incorporated by reference from Exhibit 10.9 to Amendment
                            No. 1 to BrightStar's Registration Statement on Form S-1
                            filed February 27, 1998 (File No. 333-43209)).*
         10.10           -- Employment Agreement between Software Consulting Services
                            America, Inc. and Michael A. Ober.*
         10.11           -- Office Lease dated November 11, 1998, between Principal
                            Life Insurance Company and BrightStar.
         10.12           -- Employment Agreement dated Jan. 31, 1999 between
                            BrightStar and Donald Rowley.*
         10.13           -- Employment Agreement between Brian R. Blackmarr and
                            Associates, Inc. and Brian R. Blackmarr (Incorporated by
                            reference from Exhibit 10.10 to Amendment No. 1 to
                            BrightStar's Registration Statement on Form S-1 filed
                            February 27, 1998 (File No. 333-43209)).*
         10.14           -- Letter Agreement dated August 14, 1997 between BITG and
                            McFarland, Grossman and Company, Inc., and amended as of
                            March 17, 1998 (Incorporated by reference from Exhibit
                            10.11 to Amendment No. 2 to BrightStar's Registration
                            Statement on Form S-1 filed March 24, 1998 (File No.
                            333-43209)).
         10.15           -- Letter Agreement dated September 26, 1997 between BITG
                            and Brewer-Gruenert Capital Advisors, LLC, and amended as
                            of December 15, 1997 (Incorporated by reference from
                            Exhibit 10.12 to BrightStar's Registration Statement on
                            Form S-1 filed December 24, 1997 (File No. 333-43209)).
         10.16           -- Loan Agreement dated October 16, 1997 between BITI and
                            BITG (Incorporated by reference from Exhibit 10.13 to
                            Amendment No. 1 To BrightStar's Registration Statement on
                            Form S-1 filed February 27, 1998 (File No. 333-43209)).
         10.17           -- Stock Repurchase Agreement between BrightStar and
                            Marshall G. Webb, Daniel M. Cofall, and Thomas A.
                            Hudgins.*
         10.18           -- Agreement Regarding Repurchase of Stock by and among
                            BrightStar, George M. Siegel, Marshall G. Webb, Thomas A.
                            Hudgins, Daniel M. Cofall, Mark D. Diggs, Michael A.
                            Sooley, Michael B. Miller, and Tarrant Hancock.*
         10.19           -- Amendment to Agreement and Plan of Exchange dated as of
                            June 5, 1998 by and BrightStar and the holder of the
                            outstanding capital stock of Zelo Group, Inc. and Joel
                            Rayden.
         10.20           -- Deed of Variation dated as of April 17, 1998 by and among
                            BrightStar and Software Consulting Services Pty. Ltd. and
                            Kentcom Pty. Ltd., Salvatore Fazio, Pepper Tree Pty.
                            Ltd., Christopher Richard Banks, Cedarman Pty. Ltd,
                            Stephen Donald Caswell, Quicktrend Pty. Ltd., Desmond
                            John Lock, Kullamurra Pty. Ltd., Robert Stephen Langford,
                            and KPMG Information Solutions Pty. Ltd. and Data
                            Collection Systems Integration Pty. Ltd.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.21           -- Asset Purchase Agreement dated as of June 30, 1998 among
                            BrightStar, Cogent Acquisition Corp., Cogent
                            Technologies, LLC and the holders of all of all the
                            outstanding membership interest of Cogent Technologies,
                            LLC.
         10.22           -- Asset Purchase Agreement dated as of August 31, 1998
                            among BrightStar, Software Consulting Services America,
                            Inc., TBQ Associates, Inc. and the holders of all the
                            outstanding capital stock of TBQ Associates, Inc.
         10.23           -- Stock Purchase Agreement dated effective as of September
                            30, 1998 among BrightStar, BrightStar Group
                            International, Inc. and the holders of the outstanding
                            capital stock of PROSAP AG (Incorporated by reference
                            from Exhibit 2.1 to the Current Report On Form 8-K of
                            BrightStar dated November 10, 1998.
         10.24           -- Factoring Agreement and Security Agreement dated January
                            22, 1999 among Metro Factors, Inc. dba Metro Financial
                            Services, Inc., Brian R. Blackmarr and Associates, Inc.,
                            Software Consulting Services America, Inc., Software
                            Innovators, Inc., and Integrated Controls, Inc.
         10.25           -- Guaranty dated January 22, 1999 by BrightStar for the
                            benefit Of Metro Factors, Inc. dba Metro Financial
                            Services, Inc.
         10.26           -- Severance Agreement and Release effective November 20,
                            1998 between BrightStar and Thomas A. Hudgins.
         10.27           -- Severance Agreement and Release effective January 31,
                            1999 between BrightStar and Daniel M. Cofall.
         10.28           -- Severance Agreement and Release effective January 31,
                            1999 between Marshall G. Webb.
         10.29           -- Revolving Credit Agreement dated March 29,1999 between
                            BrightStar and Comerica Bank
         10.30           -- Form of subsidiaries guaranty dated March 29,1999 between
                            BrightStar subsidiaries and Comerica Bank
         10.31           -- Security Agreement (Negotiable collateral) dated March
                            29,1999 between BrightStar and Comerica Bank
         10.32           -- Security Agreement (All assets) dated March 29, 1999
                            between BrightStar and Comerica Bank
         10.33           -- $15,000,000 Revolving Note dated March 29, 1999 from
                            BrightStar To Comerica Bank
         10.34           -- Asset Purchase Agreement Among BrightStar Information
                            Technology Group, Inc., Software Consulting Services
                            America, Inc., Integrated Systems Consulting, LLC and the
                            Individuals Owning All Of The Membership Interests of
                            Integrated Systems Consulting, LLC dated as of April 1,
                            1999.
         10.35           -- Securities Purchase Agreement Among BrightStar
                            Information Technology Group, Inc. and Strong River
                            Investments, Inc. and Montrose Investments LTD
         21.1            -- List of Subsidiaries of the Company.
         24.1            --
         27.1            -- Financial Data Schedule

---------------

* Management Contract or Compensatory Plan required to be filed as an exhibit to this form pursuant to Item 14(c) of Form 10-K.

     Reports on Item 10-K.