Form 10-Q
period 2000-03-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2000-05-15
CIK 1050025

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _________ TO __________

                      COMMISSION FILE NUMBER: 000-23889

                               --------------


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

                               --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [ ].

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at May 9, 2000, was 9,351,589.

* The Registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on April 16, 1998.

                        ITEM 1. FINANCIAL STATEMENTS

                BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($000'S, EXCEPT PER SHARE DATA)

                                                 MARCH 31,     DECEMBER 31,
                                                   2000           1999
                                                 ---------     ------------
ASSETS
CURRENT ASSETS:
   Cash                                          $    907        $    973
   Trade accounts receivable, net
     of allowance for doubtful accounts
     of $1,767 and $1,987                          13,289          16,127
   Unbilled revenue                                 2,136           1,591
   Deferred tax asset                               1,358           1,712
   Income tax receivable                            1,482             810
   Prepaid expenses and other                       1,419           1,166
   Net assets of discontinued operations            4,000           4,000
                                                 --------        --------
   Total current assets                            24,591          26,379

PROPERTY AND EQUIPMENT                              7,167           6,736
   Less-accumulated depreciation                   (3,190)         (2,720)
                                                 --------        --------
   Property and equipment, net                      3,977           4,016

GOODWILL                                           57,848          56,848
   Less-accumulated amortization                   (2,652)         (2,284)
                                                 --------        --------
   Goodwill, net                                   55,196          54,564

OTHER                                                  52              49
                                                 --------        --------

TOTAL ASSETS                                     $ 83,816        $ 85,008
                                                 ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                $  4,202        $     --
   Accounts payable                                 3,264           4,063
   Acquisition payable                              3,000           2,000
   Restructuring reserve                            1,245           1,761
   Accrued salaries and other expenses              4,853           8,105
   Deferred revenue                                   257              41
                                                 --------        --------
      Total current liabilities                    16,821          15,970

LINE OF CREDIT                                         --           8,579
OTHER LIABILITIES                                      62               8
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 35,000,000
  shares authorized; 9,351,589 and 8,642,034
  shares issued and outstanding                         9               9
   Additional paid-in capital                      96,868          89,693
   Common stock warrants                              100             100
   Accumulated other comprehensive income             151             171
   Retained earnings (deficit)                    (30,195)        (29,522)
                                                 --------        --------
      Total stockholders' equity                   66,933          60,451
                                                 --------        --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 83,816        $ 85,008
                                                 ========        ========

See notes to condensed consolidated financial statements

                BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                             -----------------------------
                                                              MARCH 31,          MARCH 31,
                                                                2000               1999
                                                             ----------         ----------
REVENUE                                                      $   19,605         $   25,500

COST OF REVENUE                                                  13,252             19,736
                                                             ----------         ----------
GROSS PROFIT                                                      6,353              5,764

OPERATING EXPENSES:
  Selling, general and administrative expenses                    6,433              5,556
  Stock compensation expense                                         --                401
  Goodwill amortization                                             368                339
  Depreciation and amortization                                     473                284
                                                             ----------         ----------
      Total operating expenses                                    7,274              6,580

LOSS FROM OPERATIONS                                               (921)              (816)

OTHER INCOME (EXPENSE)                                               (2)               (35)

INTEREST INCOME (EXPENSE)                                          (130)                21
                                                             ----------         ----------
LOSS BEFORE INCOME TAXES                                         (1,053)              (830)

INCOME TAX PROVISION (CREDIT)                                      (380)                 2
                                                             ----------         ----------
LOSS FROM CONTINUING OPERATIONS                                    (673)              (832)
DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations, net of tax             --                242

  Loss on disposal of discontinued operations, net of tax            --                 --
                                                             ----------         ----------
      Total discontinued operations                                  --                242
                                                             ----------         ----------
NET LOSS                                                     $     (673)        $     (590)
                                                             ==========         ==========

NET INCOME (LOSS) PER SHARE:  BASIC AND DILUTED
  Continuing Operations                                      $    (0.08)        $    (0.10)
  Discontinued Operations                                            --               0.03
                                                             ----------         ----------
  Net loss                                                   $    (0.08)        $    (0.07)
                                                             ==========         ==========

SHARES OUTSTANDING:  BASIC AND DILUTED                        8,807,597          8,642,034
                                                             ==========         ==========

See notes to condensed consolidated financial statements.

       BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ($000'S)

                                                                THREE MONTHS ENDED
                                                             ------------------------
                                                              MARCH 31,     MARCH 31,
                                                                2000          1999
                                                             ----------    ----------
OPERATING ACTIVITIES:
   Net loss                                                    $  (673)      $  (590)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
   Effect of exchange rate on cash                                 (20)         (120)
   Income from discontinued operations                              --          (242)
   Depreciation and amortization                                   841           731
   Change in allowance for doubtful accounts                      (220)          252
   Compensation expense on issuance of common stock                              401
   Deferred taxes                                                  354           177
   Cash provided by (used in) operating activities:
       Trade accounts receivable                                 3,058        (3,260)
       Unbilled revenue                                           (545)       (2,755)
       Prepaid expenses and other                                 (256)         (503)
       Accounts payable                                           (799)          431
       Restructuring reserve                                      (516)         (706)
       Accrued salaries and other expenses                      (3,198)        3,056
       Income taxes receivable/payable                            (672)       (1,053)
       Deferred revenue                                            216          (209)
                                                               -------       -------
       Net cash used in operating activities                    (2,430)       (4,390)

INVESTING ACTIVITIES:
   Payments for acquisitions                                        --        (1,593)
   Additions of property and equipment, net of disposals          (434)         (490)
                                                               -------       -------
       Net cash used by investing activities                      (434)       (2,083)

FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                    7,175            --
   Borrowings (repayments) under line of credit                 (4,377)        5,724
                                                               -------       -------
       Net cash provided by financing activities                 2,798         5,724

NET DECREASE IN CASH                                               (66)         (749)

CASH:
   Beginning of period                                             973         3,672
                                                               -------       -------
   End of period                                               $   907       $ 2,923
                                                               =======       =======

See notes to condensed consolidated financial statements.

                BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                              AND SUBSIDIARIES

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

   The preparation of the condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates

2. CREDIT FACILITIES

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

   The Credit Facility is secured by liens on substantially all the Company's assets (including accounts receivable) and a pledge of all of the outstanding capital stock of the Company's domestic operating subsidiaries. The Credit Facility also requires that the Company comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. As of, and during the quarter ended March 31, 2000, the Company was not in compliance with a certain financial covenant. Comerica Bank has agreed to waive the default.

   The Credit Facility contains provisions requiring mandatory prepayment of outstanding borrowings from the issuance of debt or equity securities for cash, excluding certain equity issued in connection with future acquisitions, and cash realized in connection with permitted asset sales outside of the ordinary course of business. Borrowings outstanding under the Credit Facility amounted to $4.2 million at March 31, 2000. The Credit Facility expires on March 30, 2001.

   Effective March 31, 2000, the Company established a A$3 million ($1.8 million U.S. dollars) credit facility (the "Australian Credit Facility") with Macquarie Bank Limited (the "Bank"). Under the terms of the agreement, the Australian Credit Facility will be used for working capital needs and other general corporate purposes. Borrowings under the Australian Credit Facility bear an interest rate calculated as the aggregate of the 30 day Macquarie Bank Bill Rate plus 3.0%. The Company's Australian subsidiary will pay a commitment fee on unused amounts of the Australian Credit Facility amounting to 1.0% per annum calculated daily and payable monthly based on the difference between A$3.0 million and borrowings outstanding.

   The Australian Facility is secured by liens on substantially all of the assets of the Company's Australian subsidiary and guaranteed by the Company. Borrowings under the Australian Facility are limited to 60% of outstanding customer accounts receivable less than 90 days old plus 40% of unbilled revenue. The Australian Facility requires that both the Company and its Australian subsidiary comply with various financial covenants and reporting requirements. This Australian Facility matures on December 31, 2004. As of May 10, 2000 the Company had no borrowings outstanding under the Australian Facility.

3. INCOME TAXES

   The provision for income taxes for the quarter ended March 31, 2000 is based on an estimated effective tax rate of 39%, adjusted for non-deductible goodwill amortization. Additionally, the provision for income taxes reflects a reduction in the deferred tax asset valuation allowance of $120,000, based upon the estimated realization of the tax assets.

4. COMPREHENSIVE INCOME

   SFAS No. 130, "Reporting Comprehensive Income," requires companies to report and display comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. Comprehensive income approximates net income reported for all periods reported.

5. ACQUISITION PAYABLES

   On May 28, 1999, the Company purchased Integrated Systems Consultants, LLC ("ISC") pursuant to an Asset Purchase Agreement (the "Agreement"), dated as of April 1, 1999. ISC is a provider of SAP consulting services based in Phoenix, Arizona. The aggregate consideration for this transaction was $3.0 million; of which $500,000 was paid in cash upon closing; $1,000,000 will be paid on June 1, 2000 in up to 255,183 shares of common stock, or a combination of cash and stock as defined in the Agreement; $500,000 was financed by a Convertible Subordinated Promissory Note due August 1, 2000; and, the remaining $1,000,000 consideration will be paid under the earn out agreement with the prior owners, as follows: $250,000 to be paid in cash by July 1, 2000; $250,000 to be paid pursuant to a three month promissory note bearing interest at 7.5%; and, $500,000 to be paid in shares of the Company's common stock at market price. The Company has the option to pay 70%, or $350,000 of the $500,000 in cash, accruing interest at a rate of 7.5%. The Company has allocated the entire purchase price, including the amounts payable under the earnout, and certain other acquisition costs to goodwill. Additionally, included in acquisition payables is $500,000 due in connection with the 1998 purchase of PROSAP Australia Pty.

6. RECENT SALES OF UNREGISTERED SECURITIES

   On March 10, 2000, pursuant to an agreement with Strong River Investments, Inc. and Montrose Investments Ltd. (collectively, the "Purchasers"), the Company sold to the Purchasers 709,555 shares of the Company's common stock (the "Shares") for $7.5 million, or $10.57 per share (the "Transaction"). Net proceeds to the Company amounted to $7.175 million after related issuance costs. Proceeds were applied to the Company's borrowings under its Credit Facility. In connection the purchase of the Shares, the Company issued two warrants to the Purchasers. One warrant has a five-year term during which the Purchasers may purchase up to 157,500 shares of the Company's common stock at a price of $12.00 per share. The second warrant covers an adjustable amount of shares of the Company's common stock at an adjustable exercise price, based on the market price of the Company's common stock during three
   (3) separate periods of thirty-one (31) trading days commencing 270 calendar days after the date of the Transaction. The Company also issued to Wharton Capital Partners Ltd. ("Wharton"), as compensation for Wharton's services in completing the Transaction, a warrant which has a five-year term during which Wharton may purchase up to 45,000 shares of the Company's common stock at a price of $12.00 per share. The Company anticipates registering the Shares sold to the Purchaser in May 2000. The Company and the Purchaser further agreed that the Company will sell and the Purchaser will purchase up to an additional $7.5 million worth of the Company's common stock six months following the Transaction subject to certain conditions.

7. CONTINGENT LIABILITY

   Under the terms of the acquisition of Cogent Technologies, LLC ("Cogent"), the Company is required, as additional consideration for the acquisition, to make an additional cash payment of up to $0.5 million and issue additional shares of the Company's common stock to the prior owners based upon an earn-out calculation. Amounts potentially due under the terms of the earnout agreement are currently in dispute between the Company and the prior owners. The additional purchase consideration will be recorded as goodwill upon transfer.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   INTRODUCTION - BrightStar Information Technology Group, Inc. ("BrightStar" or the "Company") is a leading e-business solutions and application service provider (ASP) to Global 2000 companies and public sector organizations. BrightStar's rapidly deployed solutions for e-commerce, supply chain management (SCM), customer relationship management (CRM), enterprise resource planning (ERP), corporate portal and application outsourcing help companies transform themselves into successful e-businesses and achieve a competitive advantage by delivering superior service to their customers while improving operational efficiencies.

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

   Selling, general and administrative expenses primarily consist of costs associated with (i) corporate overhead, (ii) sales and account management,
   (iii) telecommunications, (iv) human resources, and (v) recruiting.

   RESULTS OF OPERATIONS

   Revenue decreased $5.9 million or 23% from the first quarter of 1999 as a result of the Company's efforts to reorganize its service offerings consistent with its focus on becoming an e-business and application service provider, transition of its sales force in the fourth quarter of 1999 and continuing through the first quarter of 2000 and the ongoing effect of reduced demand for IT services due to Year 2000 issues.

   Gross profit as a percentage of revenue for the three months ended March 31, 2000 and 1999, was 32.4% and 22.6%, respectively. The improvement in gross profit percentage resulted from the 1999 completion of two fixed bid engagements which had an adverse effect on margins in 1999, combined with improved utilization of revenue generating personnel and slightly higher average billing rates.

   The increase in selling, general and administrative expenses reflects the Company's ongoing investment in building its internal infrastructure and field sales force.

   Stock compensation is a non-cash expense item related to the issuance of stock to certain Founders as a part of the Company's IPO in 1998. This amount was amortized over a period of 12 months through April 1999.

   Goodwill amortization relates to goodwill acquired in conjunction with the IPO and subsequent acquisitions.

   Income taxes are based on the Company's estimated annual tax rate of 39%, adjusted for non-deductible goodwill amortization and stock compensation expense. Additionally, during the first quarter of 2000, the Company reduced the deferred tax asset valuation allowance by $120,000 based upon estimated realization of the underlying deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

   Effective March 29, 1999, the Company established a $15 million credit facility (the "Credit Facility") with Comerica Bank. Under the terms of the agreement, the Credit Facility will be used for working capital needs, including issuance of letters of credit, and for general corporate purposes. Borrowings under the Credit Facility bear an interest rate of prime plus .25%, or the Eurodollar rate plus 2.5%. The Company will pay a commitment fee on unused amounts of the Credit Facility amounting to a .375% per annum based on the average daily amount by which the commitment amount exceeds the principal amount outstanding during the preceding month. Interest is payable monthly on prime rate borrowings and quarterly or at the end of the applicable interest period for the Eurodollar rate borrowings.

   The Credit Facility is secured by liens on substantially all the Company's assets (including accounts receivable) and a pledge of all of the outstanding capital stock of the Company's domestic operating subsidiaries. The Credit Facility also requires that the Company comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. As of, and during the quarter ended March 31, 2000, the Company was not in compliance with a certain financial covenant. Comerica Bank has agreed to waive the default. The Credit Facility contains provisions requiring mandatory prepayment of outstanding borrowings from the issuance of debt or equity securities for cash, excluding certain equity issued in connection with future acquisitions, and cash realized in connection with permitted asset sales outside of the ordinary course of business. The Credit Facility expires on March 30, 2001.

   Effective March 31, 2000, the Company established a A$3 million ($1.8 million U.S. dollars) credit facility (the "Australian Credit Facility") with Macquarie Bank Limited. Under the terms of the agreement, the Australian Credit Facility will be used for working capital needs and other general corporate purposes. Borrowings under the Australian Credit Facility bear an interest rate calculated as the aggregate of the 30 day Macquarie Bank Bill Rate (the"Rate") plus 3.00 percent. The Company's Australian subsidiary will pay a commitment fee on unused amounts of the Australian Credit
   Facility amounting to 1.0% per annum calculated daily and payable monthly based on the difference between the A$3.0 million and borrowings outstanding.

   The Australian Facility is secured by liens on substantially all of the assets of the Company's Australian subsidiary and is guaranteed by the Company. Borrowings under the Australian Facility are limited to 60% of outstanding customer accounts receivable less than 90 days old plus 40% of unbilled revenue. The Australian Facility requires that both the Company and its Australian subsidiary to comply with various financial covenants and reporting requirements. This Australian Facility matures on December 31, 2004. As of May 10, 2000 the Company had no borrowings outstanding under the Australian Facility.

   On March 10, 2000, pursuant to an agreement with Strong River Investments, Inc. and Montrose Investments Ltd. (collectively the "Purchasers"), the Company sold to the Purchasers 709,555 shares of the Company's common stock for $7.5 million or $10.57 per share. Net proceeds to the Company amounted to $7.2 million after related issuance costs. The Company expects to register the common shares sold to the Purchasers in May 2000. The
   Company and the Purchasers further agreed that the Company will sell and the Purchaser will purchase up to an additional $7.5 million worth of the Company's common stock six months following the initial transaction, subject to certain conditions.

   During the first quarter of 2000, the Company repaid $4.4 million of amounts due under its Credit Facility, financed $2.4 million of additional working capital requirements and $0.4 million of equipment additions using proceeds from the issuance of stock.

   The Company is required to make payments in 2000 amounting to $3.0 million related to a prior acquisition. The Company has the option to issue common stock to satisfy up to $1.5 million of the amounts due. In addition, the Company expects to make payments of up to $0.5 million and issue additional shares of the Company's common stock to the prior owners of Cogent related to earn out agreements. The Company expects that a significant portion of the total amounts due will be satisfied upon the issuance of common stock.

   The Company intends to continue to pursue acquisition opportunities. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through the issuance of additional equity, as well as through a combination of working capital, cash flow from operations, and borrowings under its Credit Facilities.

   The Company believes that cash flow from operations, borrowings under Credit Facilities, and expected proceeds from the issuance of stock will be sufficient to fund its requirements over the next twelve months.

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

   See Note 2 to the Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None

(b) Reports on Form 8-K

    The Company filed a current report on Form 8-K on January 14, 2000 which disclosed that the Company engaged Grant Thornton LLP as its independent accountants effective January 10, 2000.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: May 15, 2000.             BY: /s/ Michael A. Ober
                                    -----------------------------------------
                                    Michael A. Ober
                                    Chief Executive Officer

                                BY: /s/ Donald W. Rowley
                                    -----------------------------------------
                                    Donald W. Rowley
                                    Chief Financial Officer

                              INDEX TO EXHIBITS

        EXHIBIT
        NUMBER          DESCRIPTION
        -------         -----------
        27              Financial Data Schedule