Form 10-K/A
period 1999-12-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2000-06-20
CIK 1050025

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                          COMMISSION FILE NUMBER 0-6920

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               76-0553110
(State or other jurisdiction                                  (IRS Employer
     of incorporation or                                    Identification No.)
        organization)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 27, 2000, based on the $8.84 per share closing price for the registrant's common stock on the NASDAQ National Market was approximately $68,057,216. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

     The number of shares of the registrant's common stock outstanding as of March 27, 2000 was 8,642,034.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

     Item 2 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 is hereby amended in full as follows:

ITEM 2: PROPERTIES

     BrightStar's principal executive offices are located at 4900 Hopyard Road, Suite 200, Pleasanton, California 94588. The Company's lease on these premises covers approximately 5,600 square feet and expires December 31, 2003.

     The Company also operates through leased facilities in:

          U.S. Leased Facilities

               o    Atlanta, GA
               o    Dallas, TX
               o    New Orleans, LA
               o    Austin, TX
               o    Denver, CO
               o    Irvine, CA
               o    Foster City, CA
               o    Lafayette, LA
               o    Boston, MA
               o    Scottsdale, AZ
               o    Chicago, IL
               o    Houston, TX
               o    Little Rock, AR
               o    New York, NY
               o    Overland Park, KS

          International Leased Facilities

               o    Adelaide, Australia
               o    Canberra, Australia
               o    Melbourne, Australia
               o    Perth, Australia
               o    Sydney, Australia
               o    Brisbane, Australia

     Substantially all of the Company's services are performed on-site at customer locations. BrightStar anticipates that additional space will be required as its business expands, and believes that it will be able to obtain suitable space as needed.

     Item 9 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 is hereby amended in full as follows:

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Item 10 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 is hereby amended in full as follows:

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the Directors and Executive Officers, based on data furnished by them.

                                                                                                  DIRECTOR
NAME OF NOMINEE                            AGE             PRINCIPAL OCCUPATION                    SINCE
----------------                           ---   --------------------------------------------     --------
George M. Siegel...................         62   Chairman of the Board of the Company               1997
Jennifer T. Barrett................         50   Group Leader, Data Products Division, Acxiom       1998
                                                 Corporation
Michael A. Ober....................         43   President and Chief Executive Officer of the       1998
                                                 Company
Donald W. Rowley...................         48   Chief Financial Officer and Secretary of the       1999
                                                 Company
Joseph A. Wagda....................         56   President of Altamont Capital Management           2000

     There is no family relationship between any of the foregoing nominees or between any of such nominees and any of the Company's executive officers. The Company's executive officers serve at the discretion of the Board of Directors.

     George M. Siegel has served as Chairman of the Board of Directors of the Company since its inception. Mr. Siegel co-founded Mindworks, a business acquired by the Company in 1998. In 1990, he founded Dynamex Inc. (formerly Parcelway Courier Systems, Inc.), a messenger and delivery service company and served as its President and Chief Executive Officer until 1995.

     Jennifer T. Barrett became a director of the Company at the closing of the Company's initial public offering in 1998. She has served since 1974 in various capacities with Acxiom Corporation, a leading data processing and related computer-based services and software products company. She is currently a Group Leader in the Data Products Division. Ms. Barrett serves on the Board's Compensation Committee.

     Michael A. Ober has served as a director and as the Company's President since September 1998, and was named Chief Executive Officer in December 1998. In 1995, Mr. Ober founded SCS America, a business acquired by the Company in 1998, and served as its president and chief executive officer through September 1998. Mr. Ober has worked in the software and computing industries for over 20 years. Prior to founding SCS America, Mr. Ober was a Director of Marketing for Novell, Inc.

     Donald W. Rowley joined the Company in January 1999 when he was appointed its Chief Financial Officer and Secretary. Mr. Rowley was elected to the Board at that time. Prior to that appointment, he was interim Chief Financial Officer and a director of PetroChemNet, Inc., a business-to-business internet-based marketplace serving the petrochemical and petroleum segments of the energy industry, from 1998 to 1999. From 1995 to 1998, he was an independent management consultant and worked with several companies, which included serving as interim Chief Financial Officer of Norand Corporation, a public company engaged in the design and development of mobile computing systems and wireless data networks. From 1994 to 1995 Mr. Rowley was President and a director of VTX Electronics Corporation, a public company engaged in the distribution of electronic components and cable, and manufacture of electronic cable assemblies.

     Joseph A. Wagda has been a director of BrightStar since April 2000. President of Altamont Capital Management, Inc., since 1983 and a practicing attorney, Mr. Wagda's business emphasizes special situation consulting and investing, including involvement in distressed investments and venture capital opportunities. Mr. Wagda also is a director of Abraxas Petroleum Corporation, an independent oil and gas company with operations in Texas and Canada. Previously, Mr. Wagda was President and CEO of American Heritage Group, a modular homebuilder, and Senior Managing Director and co-founder of the Price Waterhouse corporate finance practice. He also served with the finance staff of Chevron Corporation and in the general counsel's office at Ford Motor Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and holders of more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such officers, directors and 10% stockholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based on its review of such forms that it received, or written representations from reporting persons that no Forms 5 were required for such persons, the Company believes that, during fiscal 1999, all Section 16(a) filing requirements were satisfied on a timely basis, except for Mr. Rowley whose initial statement and changes in beneficial ownership, Mr. Ober whose statement of changes in beneficial ownership, and Ms. Barrett and Mr. Wagda whose annual statement of changes in beneficial ownership were filed late.

     Item 11 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 is hereby amended in full as follows:

ITEM 11: EXECUTIVE COMPENSATION

     The following table contains information concerning compensation earned by Messrs. Siegel, Ober and Rowley, all named executive officers of the Company. In addition the table includes the compensation of Mr. Daniel Arra, and Thomas O'Gorman, Vice Presidents.

                           SUMMARY COMPENSATION TABLE

                                                                            TOTAL
                                                     BASE                   CASH
                                                    SALARY     BONUS    COMPENSATION
                                                   --------  --------   ------------
George M. Siegel.......................     1999  $ 109,500        --    $ 109,500
                                            1998         --        --           --
Michael A. Ober........................     1999    300,000        --      300,000
                                            1998    183,917  $ 70,000      253,917
Donald W. Rowley.......................     1999    222,534        --      222,534
                                            1998         --        --           --
Daniel Arra............................     1999    180,335   136,819      317,154
                                            1998    120,000   234,295      354,295
Thomas O'Gorman........................     1999    226,000    47,500      273,500
                                            1998    173,917    80,000      253,917

     The following table contains information concerning the grant of stock options to the Named Executive Officers during 1999 under the Company's 1999
Plan:

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                      INDIVIDUAL GRANTS
                                   --------------------------------------------------------
                                    NUMBER OF       % OF TOTAL
                                   SECURITIES         OPTIONS
                                   UNDERLYING        GRANTED TO                              POTENTIAL REALIZABLE
                                    OPTIONS         EMPLOYEES IN     EXERCISE    EXPIRATION        VALUE FOR
NAME                                GRANTED         FISCAL YEAR     PRICE($/SH)     DATE         OPTION TERM(a)
----                               ----------      -------------    -----------  ----------  --------------------
George M. Siegel............              --              --             --            --                  --
Michael A. Ober.............          60,000               *           6.00          6/09          $  279,000
                                     175,000            12.2%          7.50         12/09           1,230,250
Donald W. Rowley............          40,000               *           6.00          6/09             186,000
                                     125,000             8.7           7.50         12/09             878,750
Daniel Arra.................          30,000               *           6.00          6/09             139,500
                                     125,000             8.7           7.50         12/09             878,750
Thomas O'Gorman.............          30,000               *           6.00          6/09             139,500
                                     125,000             8.7           7.50         12/09             878,750

----------

     (a) Based on Black-Scholes model. assumes a risk free interest rate of 5.86%, price volatility of 110% and a dividend yield of 0%

          No options were exercised in 1999.

     *    Less than 1%.

EMPLOYMENT AGREEMENTS

     Mr. Ober entered into an Executive Employment Agreement in connection with the Company's initial public offering. The following summary of his Executive Employment Agreement does not purport to be complete and is qualified by reference to it, of which a copy has been filed with the Securities and Exchange Commission. Mr. Ober's Executive Employment Agreement provides for an annual base salary in an amount not less than the initial specified amount and entitles him to participate in all of the employee benefit plans sponsored by BrightStar. Mr. Ober's base salary was increased to $300,000, and a bonus of up to $200,000 if the Company achieves certain revenue and profitability milestones, at the time of his election as the Company's President. Mr. Ober's agreement has an initial three-year term and continues thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal, subject to the right of BrightStar or Mr. Ober to terminate Mr. Ober's employment at any time. If Mr. Ober's employment is terminated by BrightStar without cause (as defined) during the initial three-year term, then Mr. Ober will be entitled to (i) receive his current base salary for the period ending the later of (a) the end of the initial three-year term of the agreement or (b) 12 months after termination of employment, (ii) any other earned and unpaid compensation, vacation time accrued prior to termination and an amount equal to the amount of any earned bonuses and commissions payable to Mr. Ober with respect to the 12 calendar months preceding termination ("Severance Payments"), and (iii) continued participation in BrightStar's employee benefit plans (other than the granting of new awards under the 1997 Plan, 2000 Plan, or any other performance-based plan) for a period of 12 months following the date of termination. If Mr. Ober is terminated without cause during any one-year extension of the initial term of the Agreement, then Mr. Ober shall continue to receive Severance Payments for a period of 12 months after termination of such employment and shall continue to participate for such period in BrightStar's employee benefit plans (other than granting of new awards under the 1997 and 2000 Plans, or any other performance-based plan). If a change of control of BrightStar occurs, and the terms of the employment agreement are not adopted, Mr. Ober will be entitled to receive an amount equal to 36 months of his then-current base salary under the agreement, payable on a monthly basis. Under the Executive Employment Agreements, a "change of control" is defined as (A) the sale of substantially all assets of the Company or (B) a merger, consolidation, liquidation or reorganization of the Company in which the Company or an affiliate of the Company is not the surviving entity, or which results, in any event, in a change of control of the Company. Mr. Ober's Executive Employment Agreement contain covenants limiting competition with the Company during the term of the Executive Employment Agreement and for an additional period to be the longer of four years from inception of the agreement, or one year after termination of employment for cause.

     Mr. Rowley and the Company entered into an Employment Agreement in January 1999. The agreement provides for a base salary of $250,000, and a bonus of up to $150,000 if the Company achieves certain revenue and profitability milestones. The agreement is terminable at will, but if Mr. Rowley's employment is terminated without cause, he is entitled to one year of additional base salary, or two years if such termination occurs following a change of control.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     Notwithstanding any statement to the contrary in any of the Company's previous or future filings with the Securities and Exchange Commission, this Report shall not be incorporated by reference into any such filings.

     Compensation Philosophy. In developing the Company's executive compensation policies, the Compensation Committee (the "Committee") has two principal objectives: (1) attracting, rewarding and retaining officers who possess outstanding talent, and (2) motivating officers to achieve Company performance consistent with shareholder objectives. Accordingly, the Committee adopted the following policies:

     o The Company will pay compensation that is competitive with the practices of other leading technology companies in the same or similar businesses;

     o A significant portion of the officers' compensation will depend upon the achievement of challenging performance goals for the Company and its various business units and officers; and

     o The Company will align the interests of its officers with those of the Company's stockholders -- therefore, stock options will constitute a significant portion of compensation.

     Total Annual Compensation. Each officer's target total annual compensation (that is, salary plus bonus) is determined after reviewing independent survey data on the compensation paid to officers at a group of approximately 20 companies in the high technology industry. These companies strenuously compete with the Company for executive talent and/or have revenues comparable to the Company's revenues. The Company's goal is to set total target annual compensation at a level that is near the median level for the officers at the surveyed companies.

     Bonuses. The actual bonus (that is, the percentage of the target bonus) that any officer (other than the Named Executive Officers) actually receives depends on the achievement of business unit objectives and financial performance goals for the Company. Typical business unit objectives include both financial and operating goals including, for example, increased profitability, customer satisfaction, and controlling profit and gross margin.

     For each year, the performance goals are set in light of general business conditions and the Company's strategies for the year. For 1999, the Committee directed Company management to determine the performance targets for the officers other than Named Executive Officers, using a philosophy approved by the Committee. The Committee developed and approved the specific performance targets for the Named Executive Officers, as described in the following paragraph.

     Stock Options. The Committee strongly believes that stock options motivate the officers to maximize stockholder value and to remain with the Company despite a very competitive marketplace. All Company stock options have a per share exercise price equal to the fair market value of the Company's stock on the grant date. The number of options granted to each officer and each option's vesting schedule are determined based on the officer's position at the Company, his or her individual performance, the number of options the executive already holds and other factors, including an estimate of the potential value of the options.

     In fiscal 1999, the Committee made these determinations for the Named Executive Officers and other senior officers. For all other grants, the Chief Executive Officer (that is, Mr. Ober) made these determinations, in consultation with the Company's Human Resources organization.

     Compensation of Chief Executive Officer. The Committee believes the Chief Executive Officer's compensation should be tied directly to the performance of the Company and in line with shareholder objectives. Consequently, Mr. Ober's percentage of bonus to base salary is the highest of any officer.

     Tax Deductibility of Executive Compensation. Under section 162(m) of the Internal Revenue Code the Company generally receives a federal income tax deduction for compensation paid to any of its Named Executive Officers only if the compensation is less than $1 million during any fiscal year or is "performance-based" under section 162(m). Both the Company's 1997 Equity Incentive Plan and the Bonus Plan permit the Committee to pay compensation that is "performance-based" and thus fully tax-deductible by the Company. The Committee currently intends to continue seeking a tax deduction for all of the Company's executive compensation, to the extent consistent with the best interests of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1999, non-employee directors Ms. Barrett and Mr. Reamer served as members of the Compensation Committee. None of the Compensation Committee members or Named Executive Officers have any relationship that must be disclosed under this caption.

COMPANY STOCK PERFORMANCE

     The following graph sets forth a comparison of the cumulative total share owner return on the Company's Common Shares for the period beginning April 17, 1998, the date Common Shares began trading on the Nasdaq National Market, and ending December 31, 1999, the last trading day in fiscal 1999, as compared with the cumulative total return of the S&P 500 Index and a Peer Group Index. The Peer Group consists of the Nasdaq Computer & Data Processing Index. This graph assumes an investment of $100 on April 17, 1998 in each of Common Shares, the S&P 500 Index and the Peer Group Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

BrightStar ........................        $100.00        $ 60.60        $ 63.50

S&P 500 ...........................        $100.00        $110.60        $133.90

Peer Group ........................        $100.00        $130.50        $287.70


     Item 12 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 is hereby amended in full as follows:

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains certain information regarding beneficial ownership of the Company's Common Stock as of December 31, 1999 by (i) persons known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, and their respective addresses (ii) each of the Company's current directors, (iii) the Chief Executive Officer and each of the Company's three other executive officers, and (iv) all directors and executive officers as a group.

                                                        SHARES BENEFICIALLY OWNED
                                                        -------------------------
                                                         NUMBER(1)        PERCENT
                                                         ---------        -------
5% BENEFICIAL OWNERS:
Lord Abbett & Co.......................................   712,549          8.25%
  767 Fifth Avenue
  New York, New York 10153
Brian R. Blackmarr.....................................   790,030          9.14%
  4433 Belclaire
  Dallas, Texas 75205
Camelot Management Corp.(2)............................   571,313          6.61%
  10 Glenville Street
  Greenwich, Connecticut 06831-3638
NON-EMPLOYEE DIRECTORS:(3)
  Jennifer T. Barrett..................................    10,000            --*
  David A. Reamer(4)...................................    11,000            --*
  Brian R. Blackmarr(5)................................   790,030          9.14%
  Joseph A. Wagda(6)...................................        --            --
EXECUTIVE OFFICERS:
  George M. Siegel.....................................   167,870          1.94%
  Michael A. Ober......................................   110,410          1.32%
  Donald W. Rowley.....................................    13,500            --*
All directors and executive officers as a group (7
  persons)............................................. 1,102,810(7)      12.76%

----------

     *    Less than 1%

(1) Represents shares held directly and with sole voting and investment power, except as noted, or with voting and investment power shared with a spouse.

(2) Camelot Management Corp. reports that it shares voting and dispositive power with respect to the shares it beneficially owns.

(3) As to each non-employee director, except Mr. Blackmarr, includes immediately exercisable options to purchase 10,000 shares of Common Stock.

(4)  Mr. Reamer resigned from the Board of Directors on January 19, 2000.

(5) Mr. Blackmarr has not been renominated to serve as a member of the Board of Directors.

(6) Mr. Wagda became a director after December 31, 1999, but is included in the table for informational purposes.

(7) Includes options to purchase 20,000 shares of Common Stock immediately exercisable by non-employee directors.

     Item 13 of the Annual Report filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 is hereby amended in full as follows:

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGHTSTAR INFORMATION
TECHNOLOGY GROUP, INC.

By /s/ MICHAEL A. OBER
-------------------------------------
            Michael A. Ober
President and Chief Executive Officer

Dated: June 19, 2000

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

                 NAME                                   TITLE                                 DATE
                 ----                                   -----                                 ----
/s/ MICHAEL A. OBER                       President, Chief Executive Officer              June 19, 2000
---------------------------------------    and Director (Principal Executive
Michael A. Ober                            Officer)


/s/ DONALD W. ROWLEY                      Chief Financial Officer and                     June 19, 2000
---------------------------------------    Director (Principal
Donald W. Rowley                           Financial Officer)


/s/ DAVID L. CHRISTESON                   Controller and Assistant                        June 19, 2000
---------------------------------------    Secretary (Principal
David L. Christeson                        Accounting Officer)


/s/ GEORGE M. SIEGEL                      Chairman of the Board and Director              June 19, 2000
---------------------------------------
George M. Siegel


/s/ JENNIFER T. BARRETT                   Director                                        June 19, 2000
---------------------------------------
Jennifer T. Bartlett


/s/ JOSEPH A. WAGDA                       Director                                        June 19, 2000
---------------------------------------
Joseph A. Wagda