Form 10-Q
period 2000-06-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2000-08-14
CIK 1050025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

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

                                   ---------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

    The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 11, 2000, was 10,020,057.

                          ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                JUNE 30,     DECEMBER 31,
                                                  2000           1999
                                                --------    -------------
ASSETS
CURRENT ASSETS:
   Cash                                         $    589    $         973
   Trade accounts receivable, net
     of allowance for doubtful accounts
     of $1,504 and $1,987                         12,746           16,127
   Unbilled revenue                                  427            1,591
   Deferred tax asset                              1,047            1,712
   Income tax receivable                           4,130              810
   Prepaid expenses and other                      1,367            1,166
   Net assets of discontinued operations           3,100            4,000
                                                --------    -------------
      Total current assets                        23,406           26,379

PROPERTY AND EQUIPMENT                             6,959            6,736
   Less-accumulated depreciation                  (3,194)          (2,720)
                                                --------    -------------
   Property and equipment, net                     3,765            4,016

GOODWILL                                          57,848           56,848
   Less-accumulated amortization                  (3,040)          (2,284)
                                                --------    -------------
   Goodwill, net                                  54,808           54,564

OTHER                                                 47               49
                                                --------    -------------

TOTAL ASSETS                                    $ 82,026    $      85,008
                                                ========    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                               $  6,517    $          --
   Accounts payable                                4,526            4,063
   Acquisition payable                               500            2,000
   Restructuring reserve                           2,372            1,761
   Accrued salaries and other expenses             2,978            8,105
   Deferred revenue                                  389               41
                                                --------    -------------
      Total current liabilities                   17,282           15,970

LINE OF CREDIT                                        --            8,579
OTHER LIABILITIES                                     68                8
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 35,000,000
  shares authorized; 10,020,057 and 8,642,034
  shares issued and outstanding                       10                9
   Additional paid-in capital                     99,293           89,693
   Common stock warrants                             100              100
   Accumulated other comprehensive income            (38)             171
   Retained earnings (deficit)                   (34,689)         (29,522)
                                                --------    -------------
      Total stockholders' equity                  64,676           60,451
                                                --------    -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 82,026    $      85,008
                                                ========    =============

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    ------------------------------    ------------------------------
                                                       JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                                        2000              1999             2000             1999
                                                    -------------    -------------    -------------    -------------
REVENUE                                             $      18,096    $      29,511    $      37,701    $      55,011

COST OF REVENUE                                            12,492           20,796           25,744           40,532
                                                    -------------    -------------    -------------    -------------
GROSS PROFIT                                                5,604            8,715           11,957           14,479

OPERATING EXPENSES:
  Selling, general and administrative expenses              8,629            6,804           15,062           12,360
  Restructuring charge                                      2,525               --            2,525               --
  Stock compensation expense                                   --               67               --              468
 Goodwill amortization                                        388              349              756              688
  Depreciation and amortization                               464              414              937              698
                                                    -------------    -------------    -------------    -------------
      Total operating expenses                             12,006            7,634           19,280           14,214

INCOME (LOSS) FROM OPERATIONS                              (6,402)           1,081           (7,323)             265

OTHER INCOME (EXPENSE)                                         (2)               3               (4)             (32)

INTEREST EXPENSE                                             (138)             (99)            (268)             (78)
                                                    -------------    -------------    -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES                          (6,542)             985           (7,595)             155

INCOME TAX PROVISION (CREDIT)                              (2,271)             556           (2,651)             558
                                                    -------------    -------------    -------------    -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                   (4,271)             429           (4,944)            (403)

DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations,
    net of tax                                                --              (93)              --              149

  Loss on disposal of discontinued operations,
    net of tax                                               (223)              --             (223)              --
                                                    -------------    -------------    -------------    -------------
      Total discontinued operations                          (223)             (93)            (223)             149
                                                    -------------    -------------    -------------    -------------
NET INCOME (LOSS)                                   $      (4,494)   $         336    $      (5,167)   $        (254)
                                                    =============    =============    =============    =============

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED
  Continuing operations                             $       (0.46)   $        0.05    $       (0.55)   $       (0.05)
  Discontinued operations                                   (0.02)           (0.01)           (0.02)            0.02
                                                    -------------    -------------    -------------    -------------
  Net income (loss)                                 $       (0.48)   $        0.04    $       (0.57)   $       (0.03)
                                                    =============    =============    =============    =============

SHARES OUTSTANDING: BASIC AND DILUTED                   9,403,010        8,723,584        9,104,394        8,682,809
                                                    =============    =============    =============    =============

See notes to condensed consolidated financial statements.

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000'S)

                                                          SIX MONTHS ENDED
                                                      -------------------------
                                                        JUNE 30,      JUNE 30,
                                                         2000          1999
                                                      ----------    ----------
OPERATING ACTIVITIES:
   Net loss                                           $   (5,167)   $     (254)
   Adjustments to reconcile net loss to net cash
       used in operating activities:

   (Income) loss from discontinued operations                223          (149)
   Depreciation and amortization                           1,693         1,386
   Change in allowance for doubtful accounts                (483)          292
   Compensation expense on issuance of common stock           --           468
   Deferred taxes                                            665           223
   Cash provided by (used in) operating activities:
       Trade accounts receivable                           3,864        (4,504)
       Unbilled revenue                                    1,164        (2,139)
       Prepaid expenses and other                           (199)       (1,134)
       Accounts payable                                      463         1,197
       Restructuring reserve                                 611          (979)
       Accrued salaries and other expenses                (4,326)        3,650
       Income taxes receivable/payable                    (3,320)          167
       Deferred revenue                                      348        (1,114)
                                                      ----------    ----------
       Net cash used in operating activities              (4,464)       (2,890)

INVESTING ACTIVITIES:
   Payments for acquisitions                                            (3,386)
   Additions of property and equipment, net of
       disposals                                            (959)       (1,136)
                                                      ----------    ----------
       Net cash used by investing activities                (959)       (4,522)

FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock              7,175            --
   Costs associated with common stock transactions           (74)           --
   Borrowings (repayments) under line of credit           (2,062)        8,640
   Net payments on capital lease obligations                  --           (71)
                                                      ----------    ----------
       Net cash provided by financing activities           5,039         8,569

NET (DECREASE) INCREASE IN CASH                             (384)        1,157

CASH:
   Beginning of period                                       973         3,672
                                                      ----------    ----------
   End of period                                      $      589    $    4,829
                                                      ==========    ==========


SUPPLEMENTAL DISCLOSURE:
   Noncash issuance of common stock at fair value
   in connection with prior acquisition               $    2,500    $    1,575
                                                      ==========    ==========


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the financial statements. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

2.  RESTRUCTURING

    On June 20, 2000, the Company announced that revenue and earnings for the second quarter and the remainder of the calendar year will be lower than expected and that the Company is realigning its operations to improve operating margins by reducing expenses associated with underutilized office space and personnel.

    As a result of the realignment, the Company recorded a restructuring charge of $2.5 million in the second quarter. Of the total charge, approximately $1.0 million was reserved for ongoing lease obligations for facilities that were closed and $0.5 million was recorded to write-down related fixed assets. The remainder of the charge relates to the severance of approximately 90 employees, or 15% of the Company's workforce. Approximately $2.0 million of the charge applies to obligations to be funded by cash disbursements, of which approximately $375,000 was disbursed for severance and $45,000 was disbursed for rents during the second quarter. The remaining charge relates to longer term severance obligations and related costs amounting to $0.6 million to be paid over the next year and $1.0 million of rents, net of sublease income, to be paid related to leases which expire through April 2003.

    Remaining amounts accrued of $0.8 million related to the restructuring charge recorded in the fourth quarter of 1998 relate primarily to ongoing severance obligations to be paid through April 2001.

3.  CREDIT FACILITIES

    Effective March 31, 2000, the Company established a AU$3 million ($1.8 million U.S. dollars) credit facility (the "Australian Credit Facility") with Macquarie Bank Limited (the "Bank"). Under the terms of the agreement, the Australian Credit Facility will be used for working capital needs and other general corporate purposes. Borrowings under the Australian Credit Facility bear an interest rate calculated as the aggregate of the 30 day Macquarie Bank Bill Rate plus 3.0%. The Company's Australian subsidiary will pay a commitment fee on unused amounts of the Australian Credit Facility amounting to 1.0% per annum calculated daily and payable monthly based on the difference between AU$3.0 million and borrowings outstanding.

    The Australian Facility is secured by liens on substantially all of the assets of the Company's Australian subsidiary and guaranteed by the Company. Borrowings under the Australian Facility are limited to 60% of outstanding customer accounts receivable less than 90 days old plus 40% of unbilled revenue. The Australian Facility requires that both the Company and its Australian subsidiary comply with various financial covenants and reporting requirements. This Australian Facility matures on December 31, 2004. As of June 30, 2000 and August 11, 2000, the Company had no borrowings outstanding under the Australian Facility.

    Borrowings outstanding under the Company's credit facility with Comerica Bank amounted to $6.5 million at June 30, 2000, which approximated total availability under the facility at that date. As of, and during the quarter ended June 30, 2000, the Company was not in compliance with a certain financial covenant. Comerica Bank has agreed to waive the default.

4.  INCOME TAXES

    The provision for income taxes for the quarter and six months ended June 30, 2000 is based on an estimated effective tax rate of 39%, adjusted for non-deductible goodwill amortization and other permanent items.

5.  COMPREHENSIVE INCOME

    SFAS No. 130, "Reporting Comprehensive Income," requires companies to report and display comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. Comprehensive income approximates net (loss) income reported for all periods presented.

6.  ACQUISITION PAYABLES

    On June 23, 2000, the Company issued 668,468 shares of common stock to the prior owners of Integrated Systems Consulting (ISC) as payment for the remaining amount due of $2.5 million in connection with the 1999 acquisition of ISC. Acquisition payable of $0.5 million is due in connection with the 1998 acquisition of PROSAP Australia Pty.

 7. RECENT SALES OF UNREGISTERED SECURITIES

    On March 10, 2000, pursuant to an agreement with Strong River Investments, Inc. and Montrose Investments Ltd. (collectively, the "Purchasers"), the Company sold to the Purchasers 709,555 shares of the Company's common stock (the "Shares") for $7.5 million, or $10.57 per share (the "Transaction"). Net proceeds to the Company amounted to $7.175 million after related issuance costs. Proceeds were applied to the Company's borrowings under its Credit Facility. In connection the purchase of the Shares, the Company issued two warrants to the Purchasers. One warrant has a five-year term during which the Purchasers may purchase up to 157,500 shares of the Company's common stock at a price of $12.00 per share. The second warrant covers an adjustable amount of shares of the Company's common stock at an adjustable exercise price, based on the market price of the Company's common stock during three (3) separate periods of thirty-one (31) trading days commencing 270 calendar days after the date of the Transaction. The Company also issued to Wharton Capital Partners Ltd. ("Wharton"), as compensation for Wharton's services in completing the Transaction, a warrant which has a five-year term during which Wharton may purchase up to 45,000 shares of the Company's common stock at a price of $12.00 per share. The Company anticipates registering the Shares sold to the Purchaser in August 2000. The Company and the Purchaser further agreed that the Company will sell and the Purchaser will purchase up to an additional $7.5 million worth of the Company's common stock six months following the Transaction subject to certain conditions which are unlikely to be fulfilled during that period. One of the entities constituting the Purchaser has exercised a warrant received in connection with the transaction. Based on the formula set forth in the warrant and the Company's current stock price, the holder of the warrant is upon exerise entitled to purchase 930,054 shares of the Company's common stock at a price of $.001 per share. Also, the Company could be obligated under certain circumstances to issue additional shares to the Purchasers which would have a materially dilutive effect.

8.  CONTINGENT LIABILITY

    Under the terms of the acquisition of Cogent Technologies, LLC , the Company is required, as additional consideration for the acquisition, to make an additional cash payment of up to $0.5 million and issue additional shares of the Company's common stock to the prior owners based upon an earn-out calculation. Amounts potentially due under the terms of the earnout agreement are currently in dispute between the Company and the prior owners. The additional purchase consideration will be recorded as goodwill if paid.

9.  SUBSEQUENT EVENTS

    On July 20, 2000, the Company signed a letter of intent to sell its Controls Business for approximately $2.5 million, while retaining net assets of approximately $0.6 million. The sale of the Controls Business is expected to close in the third quarter. Due to the status of the transaction and the proximity of the expected closing, the Company recorded a second quarter charge of $0.4 million ($0.2 million, net of tax) to reduce its investment, net of remaining reserves for operating losses of $0.5 million, in its Controls Business from $3.5 million to $3.1 million at June 30, 2000.

    The Company has also entered into preliminary discussions with a prospective buyer of its Australian operation. Any potential transaction is subject to due diligence procedures to be performed by both the Company and the buyer, adjustments related to negotiations surrounding the disposition of assets and liabilities and approval of the Board of Directors of both companies. If a sale occurs, the Company anticipates it will record a material charge in the range of $US10-15 million to write-down goodwill associated with its initial acquisition of the Australian operation.

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

    RESULTS OF OPERATIONS

    Revenue for the second quarter of 2000 decreased $11.4 million or 38.7% from the second quarter of 1999. Revenue for the six months ended June 30, 2000 decreased $17.3 million or 31.5% compared to the six months ended June 30, 1999. The decrease in revenue for the three and six month periods is a result of the Company's efforts to reorganize its service offerings consistent with its focus on becoming an e-business and application service provider, transition of, and turnover within its sales force in the fourth quarter of 1999 and continuing through the second quarter of 2000 and the ongoing effect of reduced demand for IT services in the ERP segment of the Company's business. Due to the completion of several large engagements during the second quarter and early in the third quarter, revenue may continue to decrease through the second half of 2000.

    Gross profit as a percentage of revenue for the three months ended June 30, 2000 and 1999, was 31.0% and 29.5%, respectively. Gross profit for the six months ended June 30, 2000 and 1999, was 31.7% and 26.3%, respectively. The improvement in gross profit percentage resulted from the 1999 completion of two fixed bid engagements which had an adverse effect on margins in 1999, combined with improved utilization of revenue generating personnel and slightly higher average billing rates. The Company expects continued improvement in gross profit percentages through the second half of 2000, primarily as a result of improved utilization from its restructuring efforts.

    The increase in selling, general and administrative expenses reflect the Company's ongoing investment in building its internal infrastructure and field sales force, which continued through May 2000. During the second quarter, the Company incurred substantial expense associated with higher than normal turnover in its field sales force and administrative and support staffs. Additionally, in the second quarter of 2000 the Company recorded $0.7 million of bad debt expense associated with a major client who declared Chapter 11 bankruptcy in July 2000. The Company expects to significantly reduce its selling, general and administrative expenses in the second half of 2000 as a result of its restructuring effects.

    During the second quarter, the Company recorded a restructuring charge of $2.5 million associated with the realignment of its business. The restructuring included the closing of both sales and operations facilities and the termination of approximately 90 employees or 15% of the Company's workforce. The restructuring effort is expected to increase utilization and operating margins in the second half of 2000.

    Stock compensation is a non-cash expense item related to the issuance of stock to certain Founders as a part of the Company's IPO in 1998. This amount was amortized over a period of 12 months through April 1999.

    Goodwill amortization relates to goodwill acquired in conjunction with the IPO and subsequent acquisitions.

    Income taxes are based on the Company's estimated annual tax rate of 39%, adjusted for non-deductible goodwill amortization and other items.

    LIQUIDITY AND CAPITAL RESOURCES


    Effective March 31, 2000, the Company established a AU$3 million ($1.8 million U.S. dollars) credit facility (the "Australian Credit Facility") with Macquarie Bank Limited. Under the terms of the agreement, the Australian Credit Facility will be used for working capital needs and other general corporate purposes. Borrowings under the Australian Credit Facility bear an interest rate calculated as the aggregate of the 30 day Macquarie Bank Bill Rate (the"Rate") plus 3.00 percent. The Company's Australian subsidiary will pay a commitment fee on unused amounts of the Australian Credit Facility amounting to 1.0% per annum calculated daily and payable monthly based on the difference between the AU$3.0 million and borrowings outstanding.

    The Australian Facility is secured by liens on substantially all of the assets of the Company's Australian subsidiary and is guaranteed by the Company. Borrowings under the Australian Facility are limited to 60% of outstanding customer accounts receivable less than 90 days old plus 40% of unbilled revenue. The Australian Facility requires that both the Company and its Australian subsidiary comply with various financial covenants and reporting requirements. This Australian Facility matures on December 31, 2004. As of June 30 and August 11, 2000 the Company had no borrowings outstanding under the Australian Facility. Borrowings outstanding under the Company's credit facility with Comerica Bank amounted to $6.5 million at June 30, 2000 and $7.0 million at August 11, 2000.

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

    The Company is required to make payments in 2000 amounting to $0.5 million related to the PROSAP acquisition. In addition, the Company expects to make payments of up to $0.5 million and issue additional shares of the Company's common stock to the prior owners of Cogent related to earn out agreements.


    The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of continued losses and negative cash flows, the Company has experienced a significant decline in available liquidity, which could have an adverse impact on the ability of the Company to meet current vendor obligations and its obligations in the future and to continue as a going concern. The Company intends to improve its liquidity as follows:

               o Substantial reductions in operating costs resulting from the implementation of its restructuring plan in the second quarter of 2000.

               o Anticipated proceeds from the sale of its Controls Business of approximately $2.5 million, plus realization of existing net assets of approximately $0.6 million. The sale of the Controls Business is expected to close in the third quarter of 2000.

               o Additionally, the Company believes that it can secure financing in addition to its current credit facility with Comerica Bank.

The Company believes that it has taken the actions necessary to restore profitability and positive cash flows from operations in the third quarter of 2000, which, combined with anticipated proceeds from the sale of its Controls Business and financing in addition to its current credit facility will be adequate to fund its operations over the next year. There can be no assurance that the Company's efforts to reduce operating costs will result in operating profits or positive cash flows from operations, that the Company's collection efforts with respect to its accounts receivable will be sufficient to fund cash disbursements, that the Company will successfully complete the sale of its Controls Business, or that the Company will be able to secure additional financing, or assurance as to the cost or other terms, or dilutive effect of any additional financing which may be available.

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

     The Company's line of credit bears interest at variable rates; therefore, the Company's results of operations would only be affected by interest rate changes to the line of credit. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

                           PART II - OTHER INFORMATION

ITEM 1. Legal proceedings

    The Company is not involved in any legal proceedings that the Company believes could have a material adverse effect on the Company.

ITEM 3. Defaults upon Senior Securities

    See Note 2 to the Condensed Consolidated Financial Statements.

ITEM 4. Submission of matters to a vote of Stockholders

(a) The Annual Meeting of Stockholders of the Company was held on June 22, 2000.

(b) The following directors were elected at the Annual Meeting of Stockholders:

                                George M. Siegel
                                Jennifer T. Barrett
                                Michael A. Ober
                                Donald W. Rowley
                                Joseph A. Wagda

(c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:

     Name                      For         Against        Votes Abstained
     ----                      ---         -------        --------------
George M. Siegel           7,221,239      511,011               -
Jennifer T. Barrett        7,221,239      511,011               -
Michael A. Ober            6,498,709     1,233,541              -
Donald W. Rowley           7,221,231      511,011               -
Joseph A. Wagda            7,221,231      511,011               -

2. Set forth below is the tabulation of the votes for the proposal to approve the Company's 2000 Long-Term Incentive Plan:

                 For                                1,784,197
                 Against                            1,498,635
                 Abstained and unvoted              4,449,418

3. Set forth below is the tabulation of the votes for the proposal to ratify Grant Thornton LLP as the Company's independent accountant for the fiscal year ending December 31, 2000.

                 For                                7,621,895
                 Against                               62,164
                 Abstained                             48,191

(d) none




ITEM 6. Exhibits and reports on Form 8-K

(a) Exhibits

    None

(b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: August 14, 2000.            BY:   /s/ Michael A. Ober
                                        ---------------------------------------
                                        Michael A. Ober
                                        Chief Executive Officer

                                  BY:   /s/ Donald W. Rowley
                                        ---------------------------------------
                                        Donald W. Rowley
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

            EXHIBIT
            NUMBER                 DESCRIPTION
            -------                -----------
              27            Financial Data Schedule