Form 10-Q
period 2000-09-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2000-11-20
CIK 1050025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                        COMMISSION FILE NUMBER: 000-23889

                                   ----------

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

                                   ----------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

    The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 14, 2000, was 11,545,057.

                          ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        2000             1999
                                                    -------------    ------------
ASSETS
CURRENT ASSETS:
   Cash                                               $    385         $    973
   Trade accounts receivable, net
     of allowance for doubtful accounts
     of $727 and $1,987                                  9,360           16,127
   Unbilled revenue                                        274            1,591
   Deferred tax asset                                       --            1,712
   Income tax receivable                                     9              810
   Prepaid expenses and other                              967            1,166
   Net assets of discontinued operations                   850            4,000
                                                      --------         --------
      Total current assets                              11,845           26,379

PROPERTY AND EQUIPMENT                                   6,845            6,736
   Less - accumulated depreciation                      (3,617)          (2,720)
                                                      --------         --------
   Property and equipment, net                           3,228            4,016

GOODWILL                                                33,200           56,848
   Less - accumulated amortization                      (1,988)          (2,284)
                                                      --------         --------
   Goodwill, net                                        31,212           54,564

OTHER                                                       47               49
                                                      --------         --------

TOTAL ASSETS                                          $ 46,332         $ 85,008
                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                     $  4,798         $     --
   Accounts payable                                      2,967            4,063
   Acquisition payable                                   2,078            2,000
   Restructuring reserve                                 1,768            1,761
   Accrued salaries and other expenses                   4,918            8,105
   Payable to stockholders                                 900               --
   Deferred revenue                                        115               41
                                                      --------         --------
      Total current liabilities                         17,544           15,970

LINE OF CREDIT                                              --            8,579
OTHER LIABILITIES                                           72                8
COMMITMENTS AND CONTINGENCIES
TEMPORARY EQUITY                                         6,275               --
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 35,000,000
  shares authorized; 11,545,057 and 8,642,034
  shares issued and outstanding                             11                9
   Additional paid-in capital                           92,031           89,693
   Common stock warrants                                   100              100
   Accumulated other comprehensive income (loss)          (395)             171
   Retained earnings (deficit)                         (69,306)         (29,522)
                                                      --------         --------
      Total stockholders' equity                        22,441           60,451
                                                      --------         --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 46,332         $ 85,008
                                                      ========         ========

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                      ----------------------------------        ----------------------------------
                                                      SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                                          2000                 1999                 2000                 1999
                                                      -------------        -------------        -------------        -------------
REVENUE                                               $     13,923         $     26,830         $     51,624         $     81,841

COST OF REVENUE                                              9,269               20,072               35,013               60,604
                                                      ------------         ------------         ------------         ------------
GROSS PROFIT                                                 4,654                6,758               16,611               21,237

OPERATING EXPENSES:
  Selling, general and administrative expenses               7,694                5,674               22,756               18,034
  Restructuring charge                                          --                   --                2,525                   --
  Stock compensation expense                                    --                   --                   --                  468
  Write down of goodwill                                    24,793                   --               24,793                   --
  Goodwill amortization                                        381                  355                1,137                1,043
  Depreciation and amortization                                467                  441                1,404                1,139
                                                      ------------         ------------         ------------         ------------
      Total operating expenses                              33,335                 6470               52,615               20,684

INCOME (LOSS) FROM OPERATIONS                              (28,681)                 288              (36,004)                 553

OTHER INCOME (EXPENSE)                                          --                    1                   (4)                 (31)

INTEREST EXPENSE, net                                         (151)                (234)                (419)                (312)
                                                      ------------         ------------         ------------         ------------
INCOME (LOSS) BEFORE INCOME TAXES                          (28,832)                  55              (36,427)                 210

INCOME TAX PROVISION (CREDIT)                                4,825                 (433)               2,174                  125
                                                      ------------         ------------         ------------         ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                   (33,657)                 488              (38,601)                  85

DISCONTINUED OPERATIONS:
  Income (loss) from discontinued operations,
    net of tax                                                  --                 (123)                  --                   26

  Loss on disposal of discontinued operations,
    net of tax                                                (960)                  --               (1,183)                  --
                                                      ------------         ------------         ------------         ------------
      Total discontinued operations                           (960)                (123)              (1,183)                  26
                                                      ------------         ------------         ------------         ------------
NET INCOME (LOSS)                                     $    (34,617)        $        365         $    (39,784)        $        111
                                                      ============         ============         ============         ============

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED
  Continuing operations                               $      (3.34)        $       0.05         $      (4.02)        $       0.01
  Discontinued operations                                     (.10)               (0.01)               (0.12)                0.00
                                                      ------------         ------------         ------------         ------------
  Net income (loss)                                   $      (3.44)        $       0.04         $      (4.14)        $       0.01
                                                      ============         ============         ============         ============

SHARES OUTSTANDING: BASIC AND DILUTED                   10,053,209            8,642,034            9,619,823            8,755,448
                                                      ============         ============         ============         ============

See notes to condensed consolidated financial statements.

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ($000'S)

                                                                       NINE MONTHS ENDED
                                                                ------------------------------
                                                                SEPTEMBER 30,    SEPTEMBER 30,
                                                                    2000             1999
                                                                -------------    -------------
OPERATING ACTIVITIES:
   Net loss                                                       $(39,784)        $    111
   Adjustments to reconcile net loss to net cash
       used in operating activities:

   Loss from discontinued operations                                 1,183               26
   Depreciation and amortization                                     2,541            2,182
   Write down of goodwill                                           24,793               --
   Change in allowance for doubtful accounts                        (1,260)             376
   Compensation expense on issuance of common stock                     --              468
   Deferred taxes                                                    1,712             (206)
   Cash provided by (used in) operating activities:
       Trade accounts receivable                                     8,027           (4,814)
       Unbilled revenue                                              1,317           (1,185)
       Prepaid expenses and other                                      201             (279)
       Accounts payable                                             (1,096)           1,695
       Restructuring reserve                                             7           (1,620)
       Accrued salaries and other expenses                          (2,899)           3,988
       Income taxes receivable/payable                                 801           (1,496)
       Deferred revenue                                                 74           (1,575)
                                                                  --------         --------
       Net cash used in operating activities                        (4,383)          (2,329)

INVESTING ACTIVITIES:
   Payments for acquisitions                                            --           (4,896)
   Additions of property and equipment, net of
       disposals                                                    (1,406)          (2,428)
   Proceeds from sale of subsidiary and realization
       of net assets retained                                        1,967               --
                                                                  --------         --------
       Net cash provided by (used in) investing activities             561           (7,324)

FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                        7,175               --
   Costs associated with common stock transactions                    (160)              --
   Borrowings (repayments) under line of credit                     (3,781)          10,910
   Net payments on capital lease obligations                            --             (100)
                                                                  --------         --------
       Net cash provided by financing activities                     3,234           10,810

NET (DECREASE) INCREASE IN CASH                                       (588)           1,157

CASH:
   Beginning of period                                                 973            3,672
                                                                  --------         --------
   End of period                                                  $    385         $  4,829
                                                                  ========         ========


SUPPLEMENTAL DISCLOSURE:
   Noncash issuance of common stock at fair value
   in connection with prior acquisition                           $  2,500         $  1,575
                                                                  ========         ========

   Noncash settlement in connection with
   prior acquisition                                              $  1,578         $     --
                                                                  ========         ========

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

   Basic income (loss) per share is based upon weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options and warrants (using the if-converted method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At September 30, 2000, the Company had no potentially dilutive securities, as the underlying value of the Company's common stock was less than the strike price of outstanding options and warrants.

2. LIQUIDITY

   Our operations require material amounts of additional capital in the immediate future. Although we are attempting to reduce operating losses (and generate operating profits) through cost reductions, cash generated by operations and available credit facilities will not be sufficient in the near term to meet our cash needs. We are continuing negotiations to sell our Australian subsidiary, BrightStar Information Technology Group Ltd., to a potential buyer with whom we had entered into a Letter of Intent that has expired. There can be no assurance that the sale will close, and the timing of a closing is uncertain. We are also attempting to arrange additional financing, but there is no certainty that additional financing will be available. If a sale of our Australian subsidiary and the realization of a significant amount of cash proceeds are substantially delayed or do not occur, and if we are unable to arrange additional financing, our operations will likely be substantially harmed and we may be unable to continue as a going concern.

   As a result of our need for additional capital, we have engaged Cherry Tree & Co. as our financial adviser to assist us in considering our strategic alternatives. Transactions that we may consider include an investment in our company by another company, a merger, and a sale of all or a portion of our operations. There is no assurance that any such transaction could be carried out before we become unable to continue as a going concern.

3. RESTRUCTURING

   On June 20, 2000, the Company announced that revenue and earnings for the second quarter and the remainder of the calendar year will be lower than expected and that the Company is realigning its operations to improve operating margins by reducing expenses associated with underutilized office space and personnel.

   As a result of the realignment, the Company recorded a restructuring charge of $2.5 million in the second quarter. Of the total charge, approximately $1.0 million was reserved for ongoing lease obligations for facilities that were closed and $0.5 million was recorded to write-down related fixed assets. The remainder of the charge relates to the severance of approximately 90 employees, or 15% of the Company's workforce. Approximately $2.0 million of the charge applies to obligations funded by cash disbursements, of which approximately $475,000 was disbursed for severance and $150,000 was disbursed for rents during the second and third quarters of 2000. The remaining charge relates to longer term severance obligations and related costs amounting to $0.4 million to be paid over the next nine months and $0.7 million of rents, net of sublease income, to be paid related to leases which expire through April 2003.

   Remaining amounts accrued of $0.6 million related to the restructuring charge recorded in the fourth quarter of 1998 relate primarily to ongoing severance obligations to be paid through April 2001.

4. CREDIT FACILITIES

   Effective March 31, 2000, the Company established an AU$3 million ($1.8 million U.S. dollars) credit facility (the "Australian Credit Facility") with Macquarie Bank Limited (the "Bank"). Under the terms of the agreement, the Australian Credit Facility will be used for working capital needs and other general corporate purposes. Borrowings under the Australian Credit Facility bear an interest rate calculated as the aggregate of the 30 day Macquarie Bank Bill Rate plus 3.0%. The Company's Australian subsidiary will pay a commitment fee on unused amounts of the Australian Credit Facility amounting to 1.0% per annum calculated daily and payable monthly based on the difference between AU$3.0 million and borrowings outstanding.

   The Australian Credit Facility is secured by liens on substantially all of the assets of the Company's Australian subsidiary and guaranteed by the Company. Borrowings under the Australian Credit Facility are limited to 60% of outstanding customer accounts receivable less than 90 days old plus 40% of unbilled revenue. The Australian Credit Facility requires that both the Company and its Australian subsidiary comply with various financial covenants and reporting requirements. This Australian Credit Facility matures on December 31, 2004. As of September 30, 2000 and November 10, 2000, the Company had AU$0.5 million outstanding under the Australian Credit Facility.

   Borrowings outstanding under the Company's Credit Facility with Comerica Bank amounted to $4.5 million at September 30, 2000, and $3.8 million on November 14, 2000, which approximated total availability under the facility at these dates. As of, and during the quarter ended September 30, 2000, the Company was not in compliance with a certain financial covenants. Comerica Bank has agreed to waive the default. The Company's Credit Facility expires on March 31, 2001 and Comerica Bank has advised the Company that it does not intend to renew the facility.

5. INCOME TAXES

   As a result of continued losses, the Company has recorded a valuation allowance to offset all of its deferred tax assets recorded at September 30, 2000. The valuation allowance relates to deferred tax assets established for net operating loss carryforwards generated through September 30, 2000 and other temporary differences. The Company does not expect to record tax benefits on prior or future losses or other temporary differences until such time that it can be estimated that tax benefits may be realized by the Company.

6. COMPREHENSIVE INCOME

   SFAS No. 130, "Reporting Comprehensive Income," requires companies to report and display comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. Comprehensive income (loss) is approximately ($0.4 million) higher than the net loss recorded for the nine months ended September 30, 2000, and approximates net income reported for the nine months ended September 30, 1999.

7. ACQUISITION PAYABLES

   On June 23, 2000, the Company issued 668,468 shares of common stock to the prior owners of Integrated Systems Consulting (ISC) as payment for the remaining amount due of $2.5 million in connection with the 1999 acquisition of ISC.

   On October 19, 2000, we agreed in principle to a settlement of claims presented by the prior owners of Cogent Technologies, LLC ("Cogent") for (1) the unpaid balance of the purchase price for our purchase of the business of Cogent from them in June 1999; and (2) breach of employment agreements with us. Pursuant to the proposed settlement, in exchange for a mutual release from the agreement by which we acquired Cogent and the employment agreements with the prior owners, they will receive 1,000,000 shares of our common stock, up to $75,000 in legal fee reimbursement and monthly compensation due under the terms of their employment agreements until June 30, 2001. The Company has recorded additional goodwill and an acquisition payable of $1.6 million related to the settlement, of which $0.2 million will be paid in cash. In the third quarter, Cogent's operations were discontinued resulting in a charge of $1.8 million.

   An acquisition payable of $0.5 million is due in connection with the 1998 acquisition of PROSAP Australia Pty.

8. RECENT SALES OF UNREGISTERED SECURITIES

   On March 10, 2000, pursuant to an agreement with Strong River Investments, Inc. and Montrose Investments Ltd. (collectively, the "Purchasers"), the Company sold to the Purchasers 709,555 shares of the Company's common stock (the "Shares") for $7.5 million, or $10.57 per share (the "Transaction"). Net proceeds to the Company amounted to $7.175 million after related issuance costs. Proceeds were applied to the Company's borrowings under its Credit Facility. In connection with the purchase of the Shares, the Company issued two warrants to the Purchasers. One warrant has a five-year term during which the Purchasers may purchase up to 157,500 shares of the Company's common stock. at a price of $12.00 per share. The second warrant covers an adjustable amount of shares of the Company's common stock. Pursuant to the terms of the adjustable warrants, the holders thereof have elected to fix the number of common shares issuable under such warrants upon exercise thereof, which has been determined to be 1,525,000 shares in the aggregate. Such shares were issued on September 29, 2000 at an exercise price of $0.001 per share. Proceeds from the private placements have been classified as temporary equity, subject to registration becoming effective.

   Pursuant to the terms of the registration rights agreement between BrightStar, Strong River Investment, Inc. and Montrose Investments Ltd., BrightStar agreed to file a registration statement with the SEC covering the shares held by the selling stockholders on or prior to April 15, 2000, and to cause such registration statement to be declared effective prior to June 8, 2000. Because we did not meet these obligations, these selling stockholders have certain rights to receive payment from us. We are presently negotiating the terms of these rights with these selling stockholders, but we have not proposed a settlement. A settlement payment to these selling stockholders, if any, will not affect their registration rights. The settlement amount, as described by the registration rights agreement if paid, would amount to $0.9 million at September 30, 2000. The Company has recorded the settlement amount as a payable to stockholders and corresponding reduction of temporary equity.

   The Company also issued to Wharton Capital Partners Ltd. ("Wharton"), as compensation for Wharton's services in completing the Transaction, a warrant, which has a five-year term during which Wharton may purchase up to 45,000 shares of the Company's common stock at a price of $12.00 per share. The Company anticipates registering the Shares sold to the Purchaser in December 2000.

9. SALE OF SUBSIDIARIES

   On September 8, 2000, we entered into an asset purchase agreement with Integrated Controls Systems, Inc., a Delaware corporation, and Integrated Controls, Inc., a Louisiana corporation and our wholly-owned subsidiary ("ICON"). Pursuant to the asset purchase agreement, we sold to Integrated Control Systems substantially all of the assets, except for accounts receivable, and transferred certain liabilities of ICON's business of systems integration for the energy industry, which ICON ran through its controls division. The aggregate purchase price was $2.1 million subject to certain adjustments. The Company recorded a third quarter charge of $1.0 million as a result of the sale.


   On September 15, 2000, we entered into a Heads of Agreement to sell our Australian subsidiary, BrightStar Information Technology Group LTD. The Heads of Agreement, which is essentially a letter of intent, terminated on October 31, 2000. Negotiations are continuing to carry out the transaction contemplated by the Heads of Agreement on different terms, although there can be no assurance that a transaction will occur. The closing of any transaction would be subject to a number of significant conditions, including satisfactory completion of due diligence, negotiation of a mutually agreeable acquisition agreement, and the obtaining of necessary consents and approvals. Assuming that all such conditions have been satisfied, the closing of any transaction would not be expected to occur until the latter part of the fourth quarter or later. The value of the possible transaction does not provide for the recovery of $23 million of goodwill associated with our Australian subsidiary. As such, the Company has recorded a $23 million charge to write down Australian goodwill in the third quarter.

10. LITIGATION

    The Company has accrued $1.2 million to settle legal claims related primarily to three separate lawsuits brought against the Company for damages related to software development and implementation services provided by the Company. The aggregate amount of the claims filed against the Company is $7.2 million. While any litigation contains an element of uncertainty, the Company believes, based upon its assessment of the claims and negotiations to settle with the plaintiffs, that the liability recorded as of September 30, 2000, combined with possible coverage under the Company's errors and omissions insurance policy, is adequate to cover the estimated exposure.

    In addition to the litigation noted above, the Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation, in addition to amounts discussed above, will not have a materially adverse effect on the Company's financial condition.

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

    RESULTS OF OPERATIONS

    Revenue for the third quarter of 2000 decreased $12.9 million or 48.1% from the third quarter of 1999. Revenue for the nine months ended September 30, 2000 decreased $30.2 million or 36.9% compared to the nine months ended September 30, 1999. The decrease in revenue for the three and nine month periods is a result of the Company's efforts to reorganize its service offerings consistent with its focus on becoming an e-business and application service provider, transition of, and turnover within its sales force in the fourth quarter of 1999 and continuing through the third quarter of 2000 and the ongoing effect of reduced demand for IT services in the ERP segment of the Company's business. Due to the completion of several large engagements during the second quarter and early in the third quarter, a substantial reduction in revenue, compared to the third quarter of 2000, is expected through the fourth quarter of 2000 and first quarter 2001.

    Gross profit as a percentage of revenue for the three months ended September 30, 2000 and 1999, was 33.4% and 25.2%, respectively. Gross profit for the nine months ended September 30, 2000 and 1999, was 32.2% and 25.9%, respectively. The improvement in gross profit percentage resulted from the 1999 completion of two fixed fee on price engagements which had an adverse effect on margins in 1999, combined with improved utilization of revenue generating personnel and slightly higher average billing rates in 2000.

    The increase in selling, general and administrative expenses reflect the Company's ongoing investment in building its internal infrastructure and field sales force, which continued through September 2000. During the first nine months of 2000, the Company has continued to incur substantial expense associated with higher than normal turnover in its field sales force and administrative and support staffs. Also, during the second and third quarters of 2000, the Company recorded $0.7 million and $0.5 million of bad debt expense associated primarily with two major clients. Additionally, during the third quarter the Company recorded $1.7 million of charges for severance and expected legal settlements with clients.

    During the second quarter, the Company recorded a restructuring charge of $2.5 million associated with the realignment of its business. The restructuring included the closing of both sales and operations facilities and the termination of approximately 90 employees or 15% of the Company's workforce. The restructuring effort is expected to continue to increase utilization and operating margins in the second half of 2000.

    Stock compensation is a non-cash expense item related to the issuance of stock to certain Founders as a part of the Company's IPO in 1998. This amount was amortized over a period of 12 months through April 1999.

    Goodwill amortization relates to goodwill acquired in conjunction with the IPO and subsequent acquisitions.

    As a result of continued losses, the Company has recorded a valuation allowance to offset all of its deferred tax assets recorded at September 30, 2000. The valuation allowance relates to deferred tax assets established for net operating loss carryforwards generated through September 30, 2000 and other temporary differences. The Company does not expect to record tax benefits on prior or future losses or other temporary differences until such time that it can be estimated that tax benefits may be realized by the Company.

    LIQUIDITY AND CAPITAL RESOURCES

    Effective March 31, 2000, the Company established a AU$3 million ($1.8 million U.S. dollars) credit facility (the "Australian Credit Facility") with Macquarie Bank Limited. Under the terms of the agreement, the Australian Credit Facility will be used for working capital needs and other general corporate purposes. Borrowings under the Australian Credit Facility bear an interest rate calculated as the aggregate of the 30 day Macquarie Bank Bill Rate (the "Rate") plus 3.00 percent. The Company's Australian subsidiary will pay a commitment fee on unused amounts of the Australian Credit Facility amounting to 1.0% per annum calculated daily and payable monthly based on the difference between the AU$3.0 million and borrowings outstanding.

    The Australian Credit Facility is secured by liens on substantially all of the assets of the Company's Australian subsidiary and is guaranteed by the Company. Borrowings under the Australian Credit Facility are limited to 60% of outstanding customer accounts receivable less than 90 days old plus 40% of unbilled revenue. The Australian Credit Facility requires that both the Company and its Australian subsidiary comply with various financial covenants and reporting requirements. This Australian Credit Facility matures on December 31, 2004. As of September 30 and November 10, 2000 the Company had AU$0.5 million outstanding under the Australian Credit Facility. Borrowings outstanding under the Company's credit facility with Comerica Bank amounted to $4.5 million at September 30, 2000 and $3.8 million at November 14, 2000.

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

    The Company is required to make payments in 2000 amounting to $0.5 million related to the PROSAP acquisition. In addition, the Company expects to make payments of up to $0.2 million and issue additional shares of the Company's common stock to the prior owners of Cogent. Additionally, the Company may be required to make payments to certain stockholders, subject to a registration rights agreement, of approximately $0.9 million.

    The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of continued losses and negative cash flows, the Company has experienced a significant decline in available liquidity, which could have an adverse impact on the ability of the Company to meet its immediate obligations and to continue as a going concern. The Company intends to improve its liquidity as follows:

    o Proceeds from the prospective sale of our Australian subsidiary.

    o Additionally, the Company believes that it can secure financing in addition to its current credit facility with Comerica Bank.

The Company believes that it is taking the actions necessary to restore cash flows from operations by the second quarter of 2001, which, combined with anticipated proceeds from the sale of its Australian subsidiary and financing in addition to its current credit facility will be adequate to fund its operations over the next year. There can be no assurance that the Company's efforts to reduce operating costs will result in operating profits or positive cash flows from operations, that the Company's collection efforts with respect to its accounts receivable will be sufficient to fund cash disbursements, that the Company will successfully complete the sale of its Australian subsidiary, or that the Company will be able to secure additional financing, or assurance as to the cost or other terms, or dilutive effect of any additional financing which may be available.

    FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; the performance of recently acquired businesses; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their information technology requirements; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities of existing government programs and the cost of attracting and retaining highly skilled personnel.

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

    Foreign Currency Exchange Rate Risk. The Company has a wholly owned subsidiary in Australia. Revenues from these operations are denominated in Australian Dollars, thereby potentially affecting the Company's financial position, results of operations and cash flows due to fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company. There can be no assurance that a sudden and significant decline in the value of the Australian Dollar will not have a material adverse effect on the Company's financial condition and results of operations.

    The Company's lines of credit bears interest at variable rates; therefore, the Company's results of operations would only be affected by interest rate changes to the lines of credit. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

                           PART II - OTHER INFORMATION

ITEM 1. Legal proceedings

    See Note 10 to the Condensed Consolidated Financial Statements.

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

                                   BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: November 20, 2000.           BY: /s/ Joseph A. Wagda
                                       -----------------------------------------
                                       Joseph A. Wagda
                                       Chief Executive Officer

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