Form 10-K
period 2000-12-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2001-04-13
CIK 1050025

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K

Mark one

   [X]
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

   [ ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from      to

                         Commission file number 0-6920

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                           76-0553110
              (State or other jurisdiction       (IRS Employer
              of incorporation or organization   Identification  No.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at April 12, 2001, based on the $0.29 per share closing price for the registrant's common stock on the NASDAQ National Market was approximately $3,760,427. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

     The number of shares of the registrant's common stock outstanding as of April 12, 2001 was 13,261,888.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held in June 21, 2001, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM 1: BUSINESS

THE COMPANY

     We are a provider of application outsourcing and systems integration services to Global 2000 companies and public sector organizations. Our rapidly deployed solutions for application outsourcing, enterprise resource planning
(ERP), supply chain management (SCM), customer relationship management (CRM), corporate portal and e-commerce help companies achieve a competitive advantage by delivering superior service to their customers while improving operational efficiencies. We have approximately 140 employees and full-time contractors in offices located in Pleasanton, CA, Dallas, TX, Lafayette, LA, Little Rock AR and Quincy, MA.

     We offer a comprehensive suite of application outsourcing services, from remote production support to hosting and application management. Outsourcing lets companies focus on their core business objectives and gives them a viable alternative to building the infrastructure and trying to hire and retain all of the skilled professionals required to implement and maintain the sophisticated applications that they've come to rely on to run their operations. BrightStar is able to provide other companies with an "Applications Team" that is flexible and agile in terms of expanding and contracting on demand, both in terms of team size and team skills.

     For Enterprise Resource Planning (ERP), we implement SAP and PeopleSoft applications, covering a complete range of business processes, from manufacturing and finance to human resources, procurement and supply chain planning. Our ERP solutions are tailored to fit the specific needs of individual organizations, helping them to automate business processes across the enterprise through the creation of a single data environment that spans departments and job functions.

     Our Customer Relationship Management (CRM) practice assists companies in attaining competitive advantage by improving their visibility into all the varied contacts made with their customers. To accomplish this, we implement from Siebel Systems applications enabling organizations to optimize their resources and offer superior service to their customers through the integrated management of traditional, as well as Web-based, channels for sales, marketing, and customer service.

     Our Supply Chain Management (SCM) practice utilizes applications from various software vendors to automate and optimize the numerous interactions, such as forecasting, procurement, manufacturing, distribution and delivery that take place between an enterprise and the members of its trading communities. This not only increases opportunities for conducting business through a myriad of affinity relationships but also extends the cost savings and operational efficiencies of business-to-business commerce to all members of a company's supply chain.

     To help companies provide universal access to their information resources, our Corporate Portal practice implements Actuate Software's market-leading enterprise Web-based report server and provides the necessary enterprise application integration required to provide employees with personalized, secure Web-based access to the knowledge and information systems necessary to make faster, more informed decisions.

     Our E-Commerce practice leverages our extensive experience in implementing enterprise applications to help companies develop, rapidly deploy and support business-to-business and business-to-consumer commerce sites, as well as traditional Internet information publishing sites, that are tightly integrated with existing information systems. Our partnerships with Microsoft and other technology companies, combined with our expertise in enterprise application integration, Web site design and Internet information security issues enable us to put in place comprehensive e-commerce solutions tailored to the specific needs of our clients.

     To provide our services, we recruit and employ project managers, skilled senior-level consultants, engineers and other technical personnel with both business as well as technical expertise. We believe this combination of business and technical expertise, the breadth and depth of its solution offerings and its ability to deliver these solutions in both the traditional consulting and implementation model, as well as the application outsourcing model, are sources of differentiation for the Company in the market for information technology services and critical factors in its success.

INFORMATION ABOUT OPERATING SEGMENT

     We operate in the Information Technology Services Business segment which includes the Internet Services category.

     Among the leading positive factors affecting the demand for Internet Services is the transition to packaged software solutions, the emergence of new technologies and the increased bandwidth and usability of the Internet through the Web. These new technologies enable the creation and utilization of more functional and flexible applications that can increase productivity, reduce costs and improve customer service. Negative conditions affecting demand in the Internet Services segment include the retrenchment of venture capital investment in new Internet business enterprises, which began in 2000.

     Managing the transition to a new generation of e-business applications is placing a significant burden on many corporate IT departments. Many organizations do not have the expertise to implement the new technologies and they are reluctant or unable to expand their IT departments and re-deploy their in-house personnel. Consequently, many organizations are outsourcing the design, implementation and hosting of their new applications to acquire the necessary expertise and accelerate deployment.

CUSTOMERS AND MARKETS

     Our marketing efforts focus on mid-sized to large companies who have a need for rapid deployment of e-business applications as well as a wide range of other technology consulting services. We serve customers in the public sector and in a broad range of industries, including communications, consumer products, energy, healthcare, industrial, retail and technology. Many of these relationships have existed over several years and involved numerous projects.

CONSULTING

     Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled technical employees. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. We dedicate significant resources to recruiting professionals with both IT and Internet consulting and industry experience. None of our employees are subject to a collective bargaining arrangement. The Company considers its relationships with its employees to be good.

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

DIRECTORS AND EXECUTIVE OFFICERS OF BRIGHTSTAR

The following table and notes thereto identify and set forth information about the Company's four executive officers:

                                                                                 DIRECTOR
                 NAME           AGE            PRINCIPAL OCCUPATION                SINCE
          ------------------    ----    ------------------------------------     --------
          Joseph A. Wagda        57     Chairman of the Board of Directors,        2000
                                        Chief Executive Officer of Brightstar
                                        and President of Altamont Capital
                                        Management

          Kevin J. Murphy        40     President and Chief Operating Officer      2001
                                        of BrightStar

          Chris V. Turner        40     Senior Vice President and Chief Sales
                                        Officer of BrightStar

          David L. Christeson    36     Vice President of Finance and
                                        Administration  and  Secretary of
                                        BrightStar

          W. Barry Zwahlen       55     Managing Partner of Information            2000
                                        Management Associates

          Jennifer T. Barrett    50     Group Leader, Data Products Division,      1998
                                        Acxiom Corporation


     Joseph A. Wagda became interim Chief Executive Officer, effective
October 2, 2000, and has been a director of BrightStar since April 2000.
Mr. Wagda was elected Chairman of the Board of Directors on March 21, 2001. President of Altamont Capital Management, Inc., and a practicing attorney, Mr. Wagda's business emphasizes special situation consulting and investing, including involvement in distressed investments and venture capital opportunities. Mr. Wagda also is a director of Abraxas Petroleum Corporation, an independent oil and gas company with operations in Texas and Canada. Previously, Mr. Wagda was President and CEO of American Heritage Group, a modular homebuilder, and a Senior Managing Director and co-founder of the Price Waterhouse corporate finance practice. He also served with the finance staff of Chevron Corporation and in the general counsel's office at Ford Motor Company.

     Kevin J. Murphy became President, Chief Operating Officer and a director of BrightStar on January 16, 2001. He recently was Western Region Vice President for EDS where he had P&L and executive responsibility for numerous large clients in the San Francisco Bay Area. An IT Services industry veteran of more than 20 years, Mr. Murphy has a degree in computer science, and had been with EDS for the last 15 years in positions of increasing responsibility in both sales and service delivery.

     Chris V. Turner became Senior Vice President and Chief Sales Officer on January 16, 2001. An electronics engineer and recently Vice President of Business Development at Perot Systems, Mr. Turner has over 20 years of experience in the IT systems and services business with other prominent technology companies such as EDS, where he was Director of Outsourcing Business Development and a senior sales executive.

     David L. Christeson became Vice President of Finance and Administration effective December 1, 2000. Mr. Christeson joined BrightStar in April 1999 when he was appointed our Controller and Assistant Secretary. From 1994 to 1997, Mr. Christeson held senior financial positions at Norand Corporation and APAC Teleservices, Inc., both high technology publicly held companies. From 1987 to 1994, Mr. Christeson worked in the Audit Practice of Deloitte and Touche LLP.

     W. Barry Zwahlen has been a director with BrightStar since July 2000. Mr. Zwahlen presently is the Managing Partner of Information Management Associates, a retained executive search firm, which he founded in 1986.
Mr. Zwahlen focuses his practice on the recruitment of CIO and CTO candidates for technology clients and the recruitment of executive level Information technology consultants for systems integration professional services firms. Mr. Zwahlen serves on the Board's Audit and Compensation Committees.

     Jennifer T. Barrett became a director of BrightStar at the closing of our initial public offering in 1998. Since 1974, she has served in various capacities with Acxiom Corporation, a leading data processing and related computer-based services and software products company. She is currently a Group Leader in the Data Products Division. Ms. Barrett serves on the Board's Audit and Compensation Committees.

RECENT DEVELOPMENTS

     On December 13, 2000, we completed the sale of our Australian subsidiary, BrightStar Information Technology Group, Ltd., for A$10.0 million
(US $5.5 million). Of the total purchase price, A$2.5 million (US $1.4 million) was paid upon closing, with the remainder due upon completion of a contingent earnout for the twelve month period ended December 31, 2001.

     Effective January 16, 2001, Kevin J. Murphy was appointed President and Chief Operating Officer, and elected to the board of directors, and Chris V. Turner was appointed Senior Vice President and Chief Sales Officer.

     On January 12, 2001, we received a letter from the Nasdaq staff stating that because the bid price of our stock had been below $1.00 per share for thirty consecutive trading days, our securities could be delisted from the Nasdaq National Marketplace unless, during the 90 days ended April 12, 2001, the bid price of our stock closed above $1.00 for at least 10 consecutive trading days, which it did not. In addition, on January 22, 2001, we received a determination letter from the Nasdaq staff advising us that the Company's securities were subject to being delisted from the Nasdaq National Marketplace for failure to maintain compliance with the $4 million net tangible asset requirement of Marketplace Rule 4450(a)(3). On March 8, 2001, the Company received a letter from Nasdaq informing it that the Company's common stock had failed to maintain a minimum market value of public float ("MVPF") of $5 million over the last 30 consecutive trading days as required by the Nasdaq National Market under Marketplace Rule 4450(a)(2) (the "Rule"). Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), the Company will be provided 90 calendar days, or until June 6, 2001, to regain compliance with this Rule. If at anytime before June 6, 2001, the MVPF of the Company's common stock is at least
$5 million for a minimum of 10 consecutive trading days, the Nasdaq Staff will make a determination as to whether the Company complies with this Rule. However, if the Company is unable to demonstrate compliance with this Rule on or before June 6,

2001, the Nasdaq Staff will provide the Company with written notification that it did not regain compliance. On January 29, 2001, the Company requested a hearing before the Nasdaq Listing Qualifications Panel (the "Panel") to discuss the Company's plan to achieve and sustain compliance with all Nasdaq listing requirements. The hearing was held on March 9, 2001. The Nasdaq listing status of our securities will remain unchanged pending a final determination of that status by the Panel.

     Effective March 21, 2001, George Siegel, Chairman, resigned from the Board of Directors, and Joseph A. Wagda, interim Chief Executive Officer, was elected Chairman of the Board of Directors.

ITEM 2: PROPERTIES

     Brightstar's principal executive offices are located at 4900 Hopyard Road, Suite 200, Pleasanton, California 94588. The Company's lease on these premises covers approximately 5,600 square feet and expires December 31, 2003.

     The Company also operates through leased facilities in:

     (bullet)   Dallas, TX

     (bullet)   Lafayette, LA

     (bullet)   Quincy, MA

     (bullet)   Little Rock, AR

     Substantially all of the Company's services are performed on-site at customer locations. BrightStar anticipates that additional space will be required as its business expands, and believes that it will be able to obtain suitable space as needed.

ITEM 3: LEGAL PROCEEDINGS

     The Company has accrued $0.6 million relating to its litigation expense. This amount includes estimated costs to settle legal claims originating during 2000 related primarily to two separate lawsuits brought against the Company in California and Texas for damages related to software development and implementation services provided by the Company. The amounts accrued primarily represents defense costs to be paid by the Company up to its deductible under its errors and omissions insurance policy. The aggregate amount of the claims filed against the Company is $5.4 million. Additionally, the Company has received a lawsuit, filed in Arizona in 2001, from the prior owners of Integrated Systems Consulting LLC ("ISC"), alleging violations of federal and state securities laws, fraud, negligent misrepresentation, breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment related to purchase consideration surrounding the Company's acquisition of ISC in 1999. The plaintiffs are seeking compensatory damages in excess of $2 million, court costs, attorney's fees and punitive damages. The Company denies any wrongdoing and intends to vigorously defend the case. The Company has accrued an amount which represents estimated defense costs to be paid by the Company, subject to the deductible under its directors and officers insurance policy. While any litigation contains an element of uncertainty, the Company believes, based upon its assessment of the claims and negotiations to settle with the plaintiffs, that the liability recorded as of December 31, 2000, combined with coverage under the Company's errors and omissions and directors and officers insurance policies, is adequate to cover the estimated exposure.

     In addition to the litigation noted above, the Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation, in addition to amounts discussed above, will not have a materially adverse effect on the Company's financial condition.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN FOURTH QUARTER OF 2000

     None.

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol "BTSR." The following table sets forth for the quarterly periods indicating the range of high and low sales prices for the Company's Common Stock for 1999 and 2000.


                                        1999              2000
                                  ---------------   -----------------
                                   HIGH     LOW      HIGH        LOW
                                  ------  -------   -------    -------
          First Quarter.........  $11.00   $3.688   $11.625   $6.0625
          Second Quarter........  $ 5.844  $3.12    $ 8.625   $2.75
          Third Quarter.........  $ 5.00   $2.875   $ 4.00    $2.063
          Fourth Quarter........  $10.50   $3.00    $ 2.25    $0.281

     The Company has never declared nor paid cash dividends on its Common Stock. The Company's credit facility contains restrictions on the Company's ability to pay cash dividends. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.


     As of April 12, 2001, there were 93 shareholders of record of the Company's Common Stock.

SALES OF UNREGISTERED SECURITIES.

     Set forth below is certain information concerning all sales of securities by BrightStar that were not registered under the Securities Act.

     1. Effective October 17, 1997, BrightStar issued and sold 1,000 shares of common stock to BIT Group Services, Inc. ("BITG") for $1,000.

     2. Concurrently with the closing of its initial public offering and pursuant to the Agreement and Plan of Exchange (the "Share Exchange") dated as of December 15, 1997, among BrightStar, BITG, BIT Investors, LLC ("BITI"), and the holders of the outstanding capital stock of BITG, (i) BrightStar issued to BITI an aggregate of 739,007 shares of common stock in exchange for all the shares of common stock of BITG held by BITI, and (ii) BrightStar issued up to an aggregate of 346,800 shares of common stock in exchange for all the shares of common stock of BITG held by members of BrightStar's management, as follows:
42,900 shares to George M. Siegel; 70,000 shares to Marshall G. Webb;
60,000 shares to Thomas A. Hudgins; 60,000 shares to Daniel M. Cofall;
60,000 shares to Michael A. Sooley; 33,900 shares to Tarrant Hancock; and
20,000 shares to Mark D. Diggs.

     3. In connection with the Share Exchange, BrightStar assumed all obligations of the issuer pursuant to an option issued by BrightStar to Brewer-Gruenert Capital Advisors, LLC, which provides for the purchase of up to 14,285 shares of common stock at an exercise price of $6.00 per share.

     4. Effective April 20, 1998, BrightStar issued 33,008 shares of common stock upon the exercise of a warrant held by McFaland, Grossman & Company.

     5. Pursuant to the Share Exchange, on January 11, 1999, the Company issued 11,575 shares of common stock to the holder of the Series A-1 Class A Units of BITI.

     6. Concurrently with the closing of its initial public offering, BrightStar issued to Software Consulting Services America, LLC ("SCS America") and the stockholder's of the other companies acquired concurrently with the closing of BrightStar's initial public offering (the "Founding Companies") an aggregate of 1,982,645 shares of common stock in connection with the acquisition of the Founding Companies.

     7. On January 11, 1999, BrightStar issued to the beneficiaries of the SCS Unit Trust an aggregate of 441,400 shares of common stock in consideration of substantially all the assets of the SCS Unit Trust.

     8. On March 10, 2000, pursuant to an agreement with Strong River Investments, Inc., and Montrose Investments Ltd. (collectively, the "Purchasers"), the Company sold to the Purchasers 709,555 shares of the Company's common stock (the "Shares") for $7.5 million, or $10.57 per share
(the "Transaction"). In connection with the purchase of the Shares, the Company issued two warrants to the Purchasers. One warrant had a five-year term during which the Purchasers could purchase up to 157,500 shares of the Company's common stock at a price of $12.00 per share. The second warrant covered an adjustable amount of shares of the Company's common stock. Pursuant to the terms of the adjustable warrants, the holders thereof elected to fix the number of common shares issuable under such warrants at 1,525,000 shares in the aggregate. Such shares were issued on September 29, 2000 at an exercise price of $0.001 per share. The Company also issued to Wharton Capital Partners Ltd. ("Wharton"), as compensation for Wharton's services in completing the Transaction, a warrant with a five-year term during which Wharton may purchase up to 45,000 shares of the Company's common stock at a price of $12.00 per share.

     9. On June 23, 2000, the Company issued 668,468 shares of common stock to the prior owners of Integrated Systems Consulting (ISC) as payment for the remaining amount due of $2.5 million in connection with the 1999 acquisition of ISC.

     10. On January, 16, 2001, the prior owners of Cogent Technologies LLC were issued 1,020,000 shares of our common stock in partial settlement of a claim by them related to the unpaid balance of our purchase price of the business of Cogent and amounts due under employment agreements with us.

     11. On February 15, 2001, Kevin J. Murphy was issued 100,000 shares of our common stock in connection with the commencement of his employment with the Company.

     12. On February 15, 2001, certain former employees were issued 346,831 shares of our common stock in satisfaction of remaining severance payment obligations under prior employment agreements with the Company.

     13. On February 15, 2001, Unaxis Trading Limited was issued 250,000 shares of our common stock in settlement of litigation between the Company and certain affiliates of Unaxis. Pursuant to the settlement agreement (which was agreed upon in principle, on November 3, 2000), if, prior to a sale of these shares by Unaxis, the Company has not exercised its right, between January 1, 2002 and February 1, 2002, to call the shares for $1.60 per share, Unaxis may exercise its right to put the shares to the Company for a price of $2.00 per share during the 15 day period commencing on February 1, 2002.

     The sales and issuances of the securities by BrightStar, by BITG to BITI and to BrightStar's management and by BITI to its members, referenced above were or will be, as applicable, exempt from registration under the Securities Act pursuant to Section 4(2) thereof as transactions not involving any public offerings, with the recipients representing their intentions to acquire the securities for their own accounts and not with a view to the distribution thereof.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for BrightStar is derived from the Company's Financial Statements and related notes thereto. The following selected consolidated financial data should be read in connection with BrightStar's Financial Statements and related notes thereto and other financial information included elsewhere in this Form 10-K report.

     BrightStar was organized in July 1997 and completed its initial public offering (IPO) on April 16, 1998. Concurrent with the IPO, Brightstar
(a) acquired the outstanding capital stock of Brian R. Blackmarr and Associates, Inc. ("Blackmarr"), Integrated Controls, Inc. ("ICON"), Mindworks Professionals Education Group, Inc. ("Mindworks"), Software Innovators, Inc. ("SII"), Zelo Group, Inc. ("ZELO") (b) acquired substantially all the net assets of Software Consulting Services America, LLC ("SCS America") and SCS Unit Trust
("SCS Australia") and together with Blackmarr, ICON, Mindworks, SII, Zelo,
SCS America and SCS Australia , (collectively the "Founding Companies") and
(c) executed a share exchange with BIT Investors, LLC ("BITI") and senior management of BrightStar for all outstanding common stock of BIT Group Services, Inc. ("BITG"). BrightStar and the Founding Companies are hereinafter collectively referred to as the "Company." The acquisitions were accounted for using the purchase method of accounting, with Blackmarr being reflected as the "accounting acquirer."

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

     The Blackmarr results have been derived from (i) the audited financial statements of Blackmarr for the years ended as of September 30, 1995, 1996 and 1997 and the year ended as of December 31, 1998.


                                        YEAR ENDED                    YEAR ENDED
                                       SEPTEMBER 30,                  DECEMBER 31,
                                   -------------------    ------------------------------------
HISTORICAL OPERATIONS DATA:         1996        1997         1998         1999         2000
---------------------------        ------     --------    ----------   ----------   ----------
Revenue........................... $9,227     $12,190     $   63,584   $  103,449  $    61,612
Cost of revenue...................  7,659      10,063         45,409       76,476       42,442
Selling, general and
 administrative expenses..........  1,555       1,668         15,445       26,797       27,251
Stock compensation expense........     --         305          6,766          468           --
In process research &
 development......................     --          --          3,000           --           --
Restructuring charge..............     --          --          7,614           --        2,237
Write down of goodwill............     --          --             --           --       42,479
Depreciation and amortization.....    101         135          1,652        3,056        3,244
                                   ------    --------     ----------   ----------  -----------
Income (loss) from operations.....    (88)         19        (16,302)      (3,348)     (56,041)
Other income (expense), net.......    124          33            158          (15)         (19)
Interest expense..................    (67)        (96)           (66)        (518)        (519)
Income tax provision (benefit)....     --           6            612       (1,313)       2,174
Income (loss) on discontinued
  operations......................     --          --            278       (7,447)        (910)
                                   ------    --------     ----------   ----------  -----------
Net income (loss)................. $  (31)   $    (50)    $  (16,544)  $  (10,015) $   (59,663)
                                   ======    ========     ==========   ==========  ===========
Average common shares:
  Basic and diluted...............     --          --      6,275,031    8,642,034    9,959,995




                                          SEPTEMBER 30,                      DECEMBER 31,
                                      --------------------       ------------------------------
HISTORICAL BALANCE SHEET DATA:         1996        1997          1998         1999        2000
------------------------------         ----        ----          ----         ----        ----
Working capital.....................  $  233      $  337       $14,348      $10,409     $(5,132)
Total assets........................   1,926       3,501        92,401       85,008      21,154
Stockholders' equity................     423         682        70,074       60,451       9,053


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with BrightStar's Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in the Form 10-K report.

RESULTS OF OPERATIONS

     The Company reported net losses of $5.91 and $1.16 per basic and diluted share for the years ended December 31, 2000 and 1999. The results of operations for 2000 and 1999 reflect the impact of the following items:

Goodwill

     In July of 1996, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 97 ("SAB 97") relating to business combinations immediately prior to an initial public offering. SAB 97 requires that these combinations be accounted for using the purchase method of accounting and requires that one of the companies be designated as the accounting acquirer. Accordingly, for financial statement purposes, Blackmarr was designated as the acquiring company because its shareholders, in the aggregate, acquired more common stock than the former shareholders of any of the other Founding Companies in conjunction with the acquisitions. The excess of the aggregate purchase price paid for the Founding Companies other than Blackmarr over the fair value of the net assets acquired by BrightStar was recorded as goodwill. In addition, goodwill of $4.6 million was recorded attributable to the issuance of 437,681 shares of Common Stock to BITI unit holders. The goodwill was amortized over a 40-year period through December 31, 2000. Goodwill associated with the purchase of ISC was being amortized over a 20-year period through December 31, 2000.

     As a result of the sale of its Australian subsidiary, the Company recorded a write down of related goodwill of $22.6 million. Additionally, the Company recorded a $1.4 million write down of goodwill associated with its Cogent Technology, LLC Subsidiary. Cogent's operations were discontinued in the third quarter of 2000. In the fourth quarter, as part of its assessment of the recoverability of remaining goodwill, the Company reduced the carrying amount to $12.0 million. The components of the goodwill write-down are summarized below:



                                                                    GOODWILL
                                                                    CHARGED TO
                                                                   EARNINGS IN
                                                                       2000
                                                                  --------------
                                                                  (IN THOUSANDS)
          Australia.............................................     $22,622
          Cogent Technologies, LLC..............................       1,433
          Continuing U.S. operations............................      18,424
                                                                     -------
                                                                     $42,479
                                                                     =======

Discontinued Operations

     During the fourth quarter of 1999, the Company recorded losses related to the discontinuance of its Training, Controls, and Infrastructure Support businesses. The loss on discontinued operations of $7.4 million includes:
1) $5.8 million (including $0.7 million of taxes) recorded to write down the Company's net investment in its Controls business and to record $0.8 million of estimated operating losses to be incurred after the decision to dispose of the business; 2) $1.0 million (including $0.1 million of taxes) recorded upon the sale of the Mindworks division of the Company's training business, and
3) $0.6 million (net of $0.3 million of tax benefits) of operating losses from discontinued operations incurred during 1999. Additionally, as a result of the sale of its controls division in September 2000, the Company recorded a charge of $0.9 million. The Company recorded no gain or loss on the discontinuance of its Texas training business or its infrastructure support business. The Company has made necessary reclassifications to properly reflect the discontinued operations in its consolidated financial statements.

Restructuring Charges

     During the fourth quarter of 1998, the Company completed a review of each of its businesses and the services it provides. At the completion of this review, the Company developed and the Board approved a reorganization plan (the "Plan") with strategic actions to:

     (bullet) Consolidate the sales, finance, and administrative functions at the BrightStar level, forming a consolidated sales force and consolidated finance group; and

     (bullet) Realign the operations of each of the individual wholly owned subsidiaries into operating divisions consistent with the Company's lines of businesses.

     The Plan included relocating the Company's corporate offices from Houston, Texas to Pleasanton, California, eliminating certain positions and personnel, closing certain businesses and writing-off related assets, and terminating and consolidating leased facilities. In the fourth quarter of 1998, the Company recorded a $7.6 million charge for these restructuring actions.

     On June 20, 2000, the Company announced that revenue and earnings for the second quarter and the remainder of the calendar year would be lower than expected and that the Company was realigning its operations to improve operating margins by reducing expenses associated with underutilized office space and personnel.

     As a result of the realignment, the Company recorded a restructuring charge of $2.5 million in the second quarter. Of the total charge, approximately
$1.0 million was reserved for ongoing lease obligations for facilities that were closed and $0.5 million was recorded to write-down related fixed assets. The remainder of the charge relates to the severance of approximately 90 employees, or 15% of the Company's workforce. Approximately $1.7 million of the charge applied to obligations funded by cash disbursements, of which approximately
$1.0 million was disbursed for severance and $0.3 million was disbursed for rents during 2000. The remaining charge relates to longer-term severance obligations and related costs amounting to $0.2 million and $0.7 million of rents, net of sublease income to be paid related to leases which expire through April 2003. During the fourth quarter of 2000, the Company reduced the restructuring reserve by $0.3 million as a result of favorable lease settlements.

     Remaining amounts recorded as accrued restructuring costs at December 31, 2000, relate to ongoing severance and lease obligations which have extended payment terms.

     The categories of the 2000 and 1998 restructuring charges and the subsequent utilization are summarized below:


                                                  AMOUNTS      AMOUNTS     AMOUNTS TO
                                                CHARGED TO    CHARGED TO     BE PAID
                                                EARNINGS IN   EARNINGS IN    BEYOND
                                                   2000          1998         2000
                                                -----------   -----------  ----------
                                                             (IN THOUSANDS)
     Workforce severance......................    $1,000        $4,960        $161
     Asset impairment.........................       500         1,171          --
     Lease and other contract obligations.....       737         1,483         692
                                                  ------        ------        ----
                                                  $2,237        $7,614        $853
                                                  ======        ======        ====

Stock Compensation Expense

     In connection with the offering and acquisition of the Founding Companies, certain directors and members of management received 648,126 shares of common stock. These shares, valued at $11.70, were recorded as deferred compensation and were charged to stock compensation expense over a one-year period based upon the terms of a stock repurchase agreement between the Company and related shareholders. Total stock compensation expense recorded during 1999 and 1998 in connection with the above was $468,000 and $6.8 million, respectively. At December 31, 1998, certain members of management were terminated in connection with the 1998 restructuring plan described above. As a result, the remaining deferred compensation totaling $2.1 million, attributable to the shares held by these terminated employees, was charged to expense and is included in the 1998 restructuring charge.

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

     The timing of revenue is difficult to forecast because the Company's sales cycle for certain of its services can be relatively long and is subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles, customers' internal approval processes and general economic conditions. In addition, as is customary in the industry, the Company's engagements are generally terminable without a customer penalty.
The Company's revenue and results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including, but not limited to, changes in the demand for IT services, the rate of hiring and the productivity of revenue generating personnel; the availability of qualified IT professionals; the significance of customer engagements commenced and completed during a quarter; the number of business days in the quarter; changes in the relative mix of the Company's services; changes in the pricing of the Company's services; the timing and the rate of entrance into new geographic or IT specialty markets; departures or temporary absences of key revenue-generating personnel; the structure and timing of acquisitions; and general economic factors.

     Revenue decreased $41.8 million or 40% in 2000 compared to 1999 as a result of a reduction in the demand for ERP and e-commerce consulting services.

     Revenue increased $39.9 million or 63% in 1999 compared to 1998 as a result of (i) a full year's operations of the Founding Companies acquired on April 16, 1998 at the time of the initial public offering, (ii) four additional companies acquired subsequent to the initial public offering and (iii) new customer contracts for implementation of ERP systems and development of e-commerce applications. The increase in revenues attributed to the factors described above was partially offset by a reduced revenue stream from all existing businesses during the second half of 1999 attributable to executing the Company's plan for reorganizing and the impact of reduced demand for services offered by the Company in the year 2000.

     Revenue increased for the twelve months ended December 31, 1998, compared to the prior periods primarily as a result of (i) the acquisition of the Founding Companies on April 16, 1998, at the time of the initial public offering; (ii) the acquisition of three additional companies subsequent to the initial public offering and (iii) new customer contracts for implementation of ERP systems and development of custom applications.

Cost of Revenue

     Cost of revenue primarily consists of salaries (including non-billable and training time) and benefits for consultants. The Company generally strives to maintain its gross profit margins by offsetting increases in salaries and benefits with increases in billing rates.

     Cost of revenue decreased in 2000 compared to 1999 due to the related reduction in revenues. Gross margins improved to 31% in 2000 compared to 26% in 1999 due to improved utilization of billable consultants combined with the completion of two low margin fixed price engagements in 1999.

     Cost of revenue increased in 1999 and 1998, compared to the respective prior periods, due to an increase in variable costs associated with the increased revenue described above. Cost of revenue for 1999 reflects costs associated with two fixed fee contracts which exceeded related revenues by $3.2 million in 1999 ($1.6 million in the fourth quarter of 1999) compared to gross margins recorded on the same contracts in 1998.

Operating Expenses

     Selling, general and administrative expenses (SG&A) primarily consist of costs associated with (i) corporate overhead, (ii) sales and account management,
(iii) telecommunications, (iv) human resources, (v) recruiting and training, and
(vi) other administrative expenses.

     SG&A expenses increased $0.5 million, or 2%, in 2000 compared to 1999. The increase represents continued investments in the Company's sales force and corporate infrastructure through the third quarter of 2000, offset by significant reductions in expenses in the fourth quarter of 2000 resulting from the initiation of a turnaround plan designed to restore profitability and positive cash flows.

     SG&A expenses increased $11.4 million, or 74%, in 1999 compared to 1998 as a result of personnel added to support the increased volume of business described in the revenue discussion above.

MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates.

     The Company is exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and currencies of the Company's former operations in Australia. Since the A$7.5 million contingent earnout resulting from the sale of our Australian subsidiary is denominated in Australian dollars, the Company's financial position, results of operations, and cash flows are potentially affected by fluctuations in exchange rates. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company.

     The Company's debt bears interest at variable rates; therefore, the Company's results of operations would only be affected by interest rate changes to the debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 2000, the Company repaid $4.4 million of amounts due under its Credit Facility, financed $2.4 million of additional working capital requirements and $0.4 million of equipment additions using proceeds from the issuance of stock. Borrowings outstanding under the Company's credit facility with Comerica Bank amounted to $3.6 million at December 31, 2000 and $2.4 million at March 31, 2001. Comerica Bank did not renew the credit facility upon its expiration on March 31, 2001 but has agreed to provide up to $3.0 million of working capital financing on a demand note basis pending the Company obtaining a replacement credit facility. As a result of the sale of our Australian Subsidiary, the Company no longer maintains an Australian credit facility.

     On March 10, 2000, pursuant to an agreement with Strong River Investments, Inc., and Montrose Investments Ltd. (collectively the "Purchasers"), the Company sold to the Purchasers 709,555 shares of the Company's common stock for $7.5 million, or $10.57 per share. Net proceeds to the Company amounted to $7.0 million after related issuance costs.

     The Company has accrued for payments in 2001 amounting to $0.5 million related to the PROSAP acquisition. In addition, the Company expects to make payments of up to $0.2 million and has issued 1,020,000 shares of the Company's common stock to the prior owners of Cogent. Additional shares of common stock are expected to be issuable to the prior owners of Cogent under the terms of their registration rights agreement. The Company may be required to make payments to certain stockholders, pursuant to a registration rights agreement, of approximately $0.9 million.

     The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of continued losses and negative cash flows (resulting in $5.1 million of negative working capital at December 31, 2000), the Company has experienced a significant decline in available liquidity, which has had an adverse impact on the ability of the Company to meet its immediate obligations and to continue as a going concern. The Company intends to improve its liquidity by securing equity financing and replacing its credit facility with Comerica Bank, which matured on March 31, 2001. Comerica Bank has provided the Company with short-term interim financing in the form of a $3.0 million Demand Note. The Demand Note carries interest at Comerica's prime rate, plus 4%. Available borrowings will be reduced by 2% of eligible accounts receivable each month until the Demand Note is called.

     The Company believes that it is taking the actions necessary to restore profitability and cash flows from operations. The Company is actively seeking additional sources of capital. Without additional sources of capital, the Company's existing capital may be inadequate to fund its operations over the next year. There can be no assurance that the Company's efforts to reduce operating costs will result in operating profits or positive cash flows from operations, or that the Company will be able to secure additional capital on favorable terms, or at all.

FORWARD-LOOKING INFORMATION

     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans, and objectives of management of the Company for future operations, are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances;

the performance of recently acquired businesses; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their information technology requirements; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities or existing government programs; and the cost of attracting and retaining highly skilled personnel.

RISK FACTORS

OUR FAILURE TO MATERIALLY IMPROVE OUR LIQUIDITY IN THE IMMEDIATE FUTURE WOULD SUBSTANTIALLY HARM OUR OPERATIONS AND MAY RENDER US UNABLE TO CONTINUE AS A GOING CONCERN.

     Our operations require material amounts of additional capital in the immediate future. Although we are attempting to reduce operating losses (and generate operating profits) through cost reductions, cash generated by operations and available credit facilities will not be sufficient in the near term to meet our cash needs without continued cooperation from our creditors, including Comerica Bank. Our operating line of credit facility with Comerica Bank matured on March 31, 2001. Comerica Bank has informed us that they will continue to extend credit on a demand note basis for a limited period of time. We are attempting to arrange new equity and debt financing, but there is no certainty that additional financing will be available on favorable terms, or at all. If we are unable to arrange additional financing, our operations will likely be substantially harmed and we may be unable to continue as a going concern.

     As a result of our need for additional capital, we are considering our strategic alternatives. Transactions that we may consider include an investment in our company by one or more investors (including another company), a merger, a sale of the company or a sale of a portion of our operations. There is no assurance that any such transaction could be carried out before we become unable to continue as a going concern. The raising of additional capital may result in limitations on the tax benefits relating to the utilization of net operating loss carry forwards.

OUR LIMITED OPERATING HISTORY, INCLUDING THE UNCERTAINTY OF OUR FUTURE PERFORMANCE AND ABILITY TO MAINTAIN OR IMPROVE OUR FINANCIAL AND OPERATING SYSTEMS, MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

     Our company was organized in July 1997 and we completed our initial public offering in April 1998. Our limited operating history, which includes the roll-up of multiple businesses and related financial and operating systems, makes it difficult to evaluate our business. The uncertainty of our future performance and ability to maintain or improve our financial and operating systems, procedures and controls increase the risk that the value of our common stock may decline.

OUR INCREMENTAL REVENUE WILL DECLINE IF WE ARE UNABLE TO MAINTAIN OR IMPROVE OUR PROFITABILITY BY INCREASING NET SALES, EXPANDING THE RANGE OF OUR SERVICES OR ENTERING NEW MARKETS.

     There can be no assurance that we will be able to maintain or improve the profitability and expand the net sales of our business and any subsequently acquired businesses. Various factors, including demand for e-commerce and enterprise resource planning implementation services, and our ability to expand the range of our services and to successfully enter new markets, may affect our ability to maintain or increase the net sales of our business or any subsequently acquired businesses. Many of these factors are beyond the control of our company. In addition, in order to effectively manage growth, we must expand and improve our operational, financial and other internal systems and attract, train, motivate and retain qualified employees. In many cases, we may be required to fund substantial expenditures related to growth and client acquisition initiatives in advance of potential revenue streams generated from such initiatives. Expenditures related to our growth and client acquisition initiatives may negatively affect our operating results, and we may not realize any incremental revenue from our growth and client acquisition efforts.

IF WE ARE UNABLE TO ATTRACT, TRAIN AND RETAIN HIGHLY QUALIFIED PERSONNEL, THE QUALITY OF OUR SERVICES MAY DECLINE AND WE MAY NOT SUCCESSFULLY EXECUTE OUR INTERNAL GROWTH STRATEGIES.

     Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled and experienced technical employees. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. Other providers of technical staffing services, systems integrators, providers of outsourcing services, computer consulting firms and temporary personnel agencies provide intense competition for IT professionals with the skills and experience required to perform the services offered by our company. Competition for these professionals has increased in recent years, and we expect such competition will continue to increase in the foreseeable future. There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of technical personnel or our inability to hire or retain sufficient technical personnel could impair our ability to secure and complete client engagements and could harm our business.

THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     Our revenue and results of operations will fluctuate significantly from quarter to quarter, or year to year, because of a number of factors which may lead to reduced prices for our common stock, including but not limited to:


     (bullet)   the utilization of billable consultants;

     (bullet)   changes in the demand for IT services;

     (bullet) the rate of hiring and the productivity of revenue-generating personnel;

     (bullet)   the availability of qualified e-commerce professionals;

     (bullet) the significance of client engagements commenced and completed during a quarter;

     (bullet) the ability to complete fixed fee engagements in a timely and profitable manner;

     (bullet) the decision of our clients to retain us for expanded or ongoing services;

     (bullet)   the number of business days in a quarter;

     (bullet)   changes in the relative mix of our services;

     (bullet)   changes in the pricing of our services;

     (bullet) the timing and rate of entrance into new geographic or e-commerce markets;

     (bullet) departures or temporary absences of key revenue-generating personnel;

     (bullet)   the structure and timing of acquisitions; and

     (bullet)   general economic factors.

     The timing of revenue is difficult to forecast because our sales cycle for some of our services can be relatively long and is subject to a number of uncertainties, including clients' budgetary constraints, the timing of clients' budget cycles, clients' internal approval processes and general economic conditions. In addition, as is customary in the industry, our engagements generally are terminable without client penalty. An unanticipated termination of a major project could result in a higher than expected number of unassigned persons or higher severance expenses as a result of the termination of the under-utilized employees. Due to all of the foregoing factors, we believe period-to-period comparisons of our revenue and operating results should not be relied on as indicators of future performance, and the results of any quarterly period may not be indicative of results to be expected for a full year.

ANY ACQUISITIONS WE MAKE COULD RESULT IN DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS AND CONSEQUENTLY HARM OUR FINANCIAL CONDITION.

     As an integral part of our business strategy, we will seek to expand by acquiring additional information technology related businesses. We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into our company, without substantial costs, delays or other operational or financial difficulties. In addition, acquisitions involve a number of other risks, including:

     (bullet)   failure of the acquired businesses to achieve expected results;

     (bullet) diversion of management's attention and resources to acquisitions;

     (bullet) failure to retain key customers or personnel of the acquired businesses; and

     (bullet) risks associated with unanticipated events, liabilities or contingencies.

     Client dissatisfaction or performance problems at a single acquired firm could negatively affect the reputation of our company. Acquisitions accounted for as purchases may result in substantial annual noncash amortization charges for goodwill and other intangible assets in our statements of operations. The inability to acquire complementary e-commerce service businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies could result in dilution, unfavorable accounting charges and difficulties in successfully managing our business.

OUR INABILITY TO OBTAIN CAPITAL, USE INTERNALLY GENERATED CASH OR DEBT, OR USE SHARES OF OUR COMMON STOCK TO FINANCE FUTURE ACQUISITIONS OR SETTLE CURRENT OBLIGATIONS COULD IMPAIR THE GROWTH AND EXPANSION OF OUR BUSINESS.

     Reliance on internally generated cash or debt to complete acquisitions could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on our market value from time to time and the willingness of potential sellers to accept it as full or partial payment. Additionally, to facilitate raising additional equity or debt financing, we may be required to settle existing material financial obligations through the issuance of our common stock. Using shares of our common stock for this purpose may result in significant dilution to then existing stockholders. To the extent that we are unable to use our common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital for this purpose through debt or additional equity financings. No assurance can be given that we will be able to obtain the necessary capital to finance a successful acquisition program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of expansion. In addition to requiring funding for acquisitions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (i) obtain additional capital on acceptable terms, (ii) to use internally generated cash or debt to complete acquisitions because it significantly limits our operational or financial flexibility, or (iii) to use shares of our common stock to make future acquisitions may hinder our ability to actively pursue our acquisition program.

BECAUSE THE E-COMMERCE SERVICE MARKET IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, WE MAY LOSE MARKET SHARE TO LARGER COMPANIES THAT ARE BETTER EQUIPPED TO WEATHER A DETERIORATION IN MARKET CONDITIONS DUE TO INCREASED COMPETITION.

     The market for e-commerce services is highly competitive and fragmented, is subject to rapid change and has low barriers to entry. We compete for potential clients with systems consulting and implementation firms, multinational accounting firms, software application firms, service groups of computer equipment companies, facilities management companies, general management consulting firms, programming companies and technical personnel and data processing outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than our company. In addition, we compete with our clients' internal management information systems departments. We believe the principal competitive factors in the e-commerce services industry include:

     (bullet)   responsiveness to client needs;

     (bullet)   availability of technical personnel;

     (bullet)   speed of applications development;

     (bullet)   quality of service;

     (bullet)   price;

     (bullet)   project management capabilities;

     (bullet)   technical expertise; and

     (bullet)   ability to provide a wide variety of e-commerce services.

We believe that our ability to compete also depends in part on a number of factors outside of our control, including:

     (bullet) the ability of our competitors to hire, retain and motivate qualified technical personnel;

     (bullet) the ownership by competitors of software used by potential clients;

     (bullet) the development of software that would reduce or eliminate the need for certain of our services;

     (bullet)   the price at which others offer comparable services; and

     (bullet)   the extent of our competitors' responsiveness to client needs.

     We expect that competition in the e-commerce services industry could increase in the future, partly due to low barriers to entry. Increased competition could result in price reductions, reduced margins or loss of market share for us and greater competition for qualified technical personnel. There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition among e-commerce services companies results in a deterioration of market conditions for e-commerce services companies, we could lose market share to our competitors.

IF OUR RELATIONSHIP WITH SAP DETERIORATES OR IS DISCONTINUED, WE MAY LOSE A SUBSTANTIAL PORTION OF OUR CLIENT AND SUBCONTRACTING REVENUE.

     Our company has a significant relationship with SAP AG from which we derive substantial client and subcontracting revenues and business referrals. We are authorized to implement and service SAP's technology under terms of our SAP Implementation Partner Agreement with SAP. We subcontract projects from SAP; however, SAP is not obligated to refer business to or subcontract our company. Deterioration or discontinuation of this relationship, or termination of our status as an SAP implementation partner, could harm our revenue growth.


OUR FAILURE TO MEET A CLIENT'S EXPECTATIONS IN THE PERFORMANCE OF OUR SERVICES, AND THE RISKS AND LIABILITIES ASSOCIATED WITH PLACING OUR EMPLOYEES AND CONSULTANTS IN THE WORKPLACES OF OTHERS COULD GIVE RISE TO NUMEROUS CLAIMS AGAINST US.


     Many of our engagements involve projects that are critical to the operations of our clients' businesses and provide benefits that may be difficult to quantify. Our failure or inability to meet a client's expectations in the performance of our services could result in a material adverse change to the client's operations and therefore could give rise to claims against us or damage our reputation. In addition, we are exposed to various risks and liabilities associated with placing our employees and consultants in the workplaces of others, including possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. Our company has experienced a number of material claims of these types and there can be no assurance that we will not experience such claims in the future.


     In addition, a percentage of our projects are billed on a fixed-fee basis. As a result of competitive factors or other reasons, we could increase the number and size of projects billed on a fixed-fee basis. Our failure to estimate accurately the resources and related expenses required for a fixed-fee project, or failure to complete contractual obligations in a manner consistent with the project plan upon which a fixed-fee contract is based, could give rise to additional claims.

OUR FAILURE TO KEEP PACE WITH THE RAPID TECHNOLOGICAL CHANGES IN THE E-COMMERCE INDUSTRY OR NEW INDUSTRY STANDARDS MAY RENDER OUR SERVICE OFFERINGS OBSOLETE.


     Our success will depend in part on our ability to enhance our existing products and services, to develop and introduce new products and services and to train our consultants in order to keep pace with continuing changes in e-commerce, evolving industry standards and changing client preferences. There can be no assurance that we will be successful in addressing these issues or that, even if these issues are addressed, we will be successful in the marketplace. In addition, products or technologies developed by others may render our services noncompetitive or obsolete. Our failure to address these issues successfully could cause our revenues to decrease and impede our growth.

OUR FAILURE TO RETAIN ANY OF OUR KEY MANAGEMENT PERSONNEL, TO HIRE COMPARABLE REPLACEMENTS OR TO ENFORCE NON-COMPETE AGREEMENTS AGAINST FORMER MANAGEMENT MEMBERS COULD HARM THE IMPLEMENTATION OF OUR GROWTH STRATEGIES.


     Our success will depend on the continuing efforts of our executive officers and will likely depend on the senior management of any significant businesses we acquire in the future. Each of our employment agreements with our senior management and other key personnel provides that the employee will not compete with us during the term of the agreement and following the termination of the agreement for a specified term (ranging from one to three years) in a specified geographical area. In most states, however, a covenant not to compete will be enforced only to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement, does not unreasonably restrain the party against whom enforcement is sought and is not contrary to the public interest. This determination is made based on all the facts and circumstances of the specific case at the time enforcement is sought. Thus, there can be no assurance that a court will enforce such a covenant in a given situation. Failure to retain any of our key management personnel and to attract and retain qualified replacements could harm the implementation of our growth strategies.


OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW CONTAIN ANTI-TAKEOVER PROVISIONS THAT COULD DETER TAKEOVER ATTEMPTS, EVEN IF A TRANSACTION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.


     Our certificate of incorporation, as amended, and provisions of Delaware law, could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Our certificate of incorporation authorizes our board of directors to issue, without stockholder approval, one or more series of preferred stock having such preferences, powers and relative, participating, optional and other rights (including preferences over the common stock with respect to dividends, distributions and voting rights) as our board of directors may determine. The issuance of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of our company by means of a tender offer, merger, proxy contest or otherwise. In addition, our certificate of incorporation contains a prohibition of stockholder action without a meeting by less than unanimous written consent. This provision may also have the effect of inhibiting or delaying a change in control of our company. See "Description of Capital Stock."


INFLATION

     Due to the relatively low levels of inflation experienced in the last three years, inflation did not have a significant effect on the results of operations of any of the Founding Companies in those periods.

UNCERTAINTIES

Nature of Projects

     Periodically, the Company enters into contracts which are billed on a fixed fee basis. The Company's failure to estimate accurately the resources and related expenses required for a fixed fee project or failure to complete contractual obligations in a manner consistent with the project plan upon which the fixed fee contract is based could have a material adverse effect on the Company.


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

Reorganization

     We have undergone significant managerial and operational change in connection with our recent corporate reorganization. Although we believe the reorganization will provide long-term benefits, there can be no assurance that these efforts will be successful. In addition, although the Company believes it has recognized substantially all of the costs of the reorganization, additional costs may be incurred as the reorganization proceeds.


UNAUDITED QUARTERLY DATA

                                                       2000                                        1999
                                   ------------------------------------------   -----------------------------------------
                                    FOURTH      THIRD      SECOND     FIRST      FOURTH       THIRD     SECOND     FIRST
                                   ---------   --------   --------   --------   ---------   --------   --------   -------
     Revenue...................... $   9,988   $ 13,923    $18,096    $19,605    $ 21,608    $26,830    $29,511   $25,500
     Gross profit.................     2,559      4,654      5,604      6,353       5,736      6,758      8,715   $ 5,764
     Income (loss) from continuing
       operations.................   (20,152)   (33,657)    (4,271)      (673)     (2,653)       488        429      (832)
     Income (loss) from
       discontinued operations....       273       (960)      (223)        --      (7,473)      (123)       (93)      242
     Net income (loss)............   (19,879)   (34,617)    (4,494)      (673)    (10,126)       365        336      (590)
     Per share basis: basic and
     diluted
     Continuing operations........ $   (1.75)  $  (3.34)   $ (0.46)   $  (.08)   $  (0.31)   $  0.05    $  0.05   $ (0.10)
     Discontinued operations......       .02      (0.10)     (0.02)        --       (0.86)     (0.01)     (0.01)     0.03
                                    ---------   --------   --------   --------   ---------   --------   --------   -------
                                   $   (1.73)  $  (3.44)   $ (0.48)   $  (.08)   $  (1.17)   $  0.04    $  0.04   $ (0.07)
                                   =========   ========    =======    =======    ========    =======    =======   =======

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates. The Company was exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and currencies of the Company's subsidiaries and prior operations in Australia. This risk is associated only with the contingent realization of an earnout provision associated with the sale in 2000 of our Australian subsidiary.


     The Company's debt bears interest at variable rates; therefore, the Company's results of operations would only be affected by interest rate changes to the long-term debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements are included as an exhibit as described in Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

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

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     a) For information with respect to Directors and Executive Officers, see
Part I of this Annual Report on Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

     Incorporated by reference in the proxy statement for the 2001 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference in the proxy statement for the 2001 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference in the proxy statement for the 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. Consolidated Financial Statements

     The following financial statements and notes thereto, and related Independent Auditors Report, are filed as part of this Form 10-K as follows:

     Independent Auditors' Reports

     Consolidated Balance Sheets at December 31, 2000 and 1999.

     Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.

     Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

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

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Pleasanton, State of California, on the 13th day of April 2001.

                                   BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                                   By: /s/ Joseph A. Wagda
                                       -----------------------------------------
                                       Joseph A. Wagda
                                       Chief Executive Officer
                                       (Principal Executive Officer)

     Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on April 13, 2001:


                 SIGNATURE                            TITLE                          DATE
          -------------------------   ----------------------------------------  --------------
            /s/ Joseph A. Wagda       Chief Executive  Officer and Chairman     April 13, 2001
          ---------------------       of the Board of Directors
            Joseph A. Wagda           (Principal Executive Officer)

            /s/ Kevin J. Murphy       President and Chief Operating Officer     April 13, 2001
          ---------------------
            Kevin J. Murphy

            /s/ David L. Christeson   Principal Financial and Accounting        April 13, 2001
          -------------------------   Officer
            David L. Christeson

            /s/ Jennifer T. Barrett   Director                                  April 13, 2001
          -------------------------
            Jennifer T. Bartlett

            /s/ W. Barry Zwahlen      Director                                  April 13, 2001
          ----------------------
            W. Barry Zwahlen


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
BrightStar Information Technology Group, Inc.

     We have audited the accompanying consolidated balance sheet of BrightStar Information Technology Group, Inc. (the "Company"), a Delaware corporation, as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company, for the year ended December 31, 1998, were audited by other auditors whose report dated March 30, 1999, expressed an unqualified opinion on those statements. As discussed in Note 3, the Company has restated its 1998 consolidated financial statements to reflect its discontinued operations. The other auditors reported on the 1998 financial statements before the restatement.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrightStar Information Technology Group, Inc. as of December 31, 2000 and 1999, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     We also audited the adjustments described in Note 3 to the consolidated financial statements that were applied to restate the 1998 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company's recurring losses from operations and resulting continued dependence on external sources of financing, the availability of which is uncertain, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

San Jose, California
March 23, 2001, except for the information in Note 7 as to which the date is April 12, 2001.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of BrightStar Information Technology Group, Inc., Pleasanton, California

     We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of BrightStar Information Technology Group, Inc. ("the Company") for the year ended December 31, 1998 (which have been restated and are no longer presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the results of operations of BrightStar Information Technology Group, Inc., and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 30, 1999

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000           1999
                                                                ------------    ------------
                            ASSETS

Current assets:
  Cash......................................................      $     --        $    973
  Trade accounts receivables, net of allowance for doubtful
    accounts of $320 in 2000 and $1,987 in 1999.............         6,249          16,127
  Unbilled revenue..........................................            --           1,591
  Deferred tax asset........................................            --           1,712
  Income tax receivable.....................................            --             810
  Prepaid expenses and other................................           365           1,166
  Net assets of discontinued operations.....................           336           4,000
                                                                  --------        --------
      Total current assets..................................         6,950          26,379
Property and equipment......................................         5,281           6,736
  Less-accumulated depreciation.............................        (3,123)         (2,720)
                                                                  --------        --------
  Property and equipment, net...............................         2,158           4,016
Goodwill....................................................        14,224          56,848
  Less-accumulated amortization.............................        (2,224)         (2,284)
                                                                  --------        --------
  Goodwill, net.............................................        12,000          54,564
Other.......................................................            46              49
                                                                  --------        --------
      Total.................................................      $ 21,154        $ 85,008
                                                                  ========        ========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit............................................      $  3,597        $     --
  Accounts payable..........................................         2,195           4,063
  Acquisition payables......................................         1,693           2,000
  Restructuring reserve.....................................           853           1,761
  Accrued salaries and other expenses.......................         2,520           8,105
  Payable to stockholders...................................           900              --
  Deferred revenue..........................................           324              41
                                                                  --------        --------
    Total current liabilities...............................        12,082          15,970
Line of credit..............................................            --           8,579
Other liabilities...........................................            19               8
Commitments and contingencies...............................            --              --
Stockholders' equity:
  Common stock, $0.001 par value; 35,000,000 shares
   authorized; 11,545,057 and 8,642,034 shares issued and
   outstanding in 2000 and 1999, respectively...............            12               9
Additional paid-in capital..................................        98,244          89,693
Common stock warrant and option.............................           100             100
Deferred stock compensation.................................            --              --
Accumulated other comprehensive income (loss)...............          (118)            171
Accumulated deficit.........................................       (89,185)        (29,522)
                                                                  --------        --------
    Total stockholders' equity..............................         9,053          60,451
                                                                  --------        --------
    Total...................................................      $ 21,154        $ 85,008
                                                                  ========        ========

                See notes to consolidated financial statements.

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                                       -------------------------------------
                                                          2000          1999         1998
                                                       ----------    ----------    ---------


Revenue............................................    $   61,612    $  103,449    $  63,584
Cost of revenue....................................        42,442        76,476       45,409
                                                       ----------    ----------    ---------
Gross profit.......................................        19,170        26,973       18,175
Operating expenses:
  Selling, general and administrative..............       27,251        26,797        15,445
  Stock compensation...............................           --           468         6,766
  In process research & development................           --            --         3,000
  Restructuring charge.............................        2,237            --         7,614
  Impairment of goodwill...........................       42,479            --            --
  Goodwill amortization............................        1,376         1,423           883
  Depreciation and amortization....................        1,868         1,633           769
                                                      ----------    ----------    ----------
     Total operating expenses......................       75,211        30,321        34,477

  Loss from operations.............................      (56,041)       (3,348)      (16,302)
  Other income (expense)...........................          (19)          (15)          158
  Interest expense, net............................         (519)         (518)          (66)
                                                      ----------    ----------    ----------
  Loss from  continuing operations
    before income taxes............................      (56,579)       (3,881)      (16,210)
Income tax provision (benefit).....................        2,174        (1,313)          612
                                                      ----------    ----------    ----------
Loss from continuing operations....................      (58,753)       (2,568)      (16,822)
Discontinued operations:
  Income (loss) from discontinued
    operations, net of tax.........................         (910)         (648)          278
  Loss on disposal of discontinued
    operations, net of tax.........................           --        (6,799)           --
                                                      ----------    ----------    ----------
  Total discontinued operations....................         (910)       (7,447)          278
                                                      ----------    ----------    ----------
     Net loss......................................   $  (59,663)   $  (10,015)   $  (16,544)
                                                      ==========    ==========    ==========
Net income (loss) per share
  (basic and diluted):
  Loss from continuing operations..................   $    (5.90)   $    (0.30)   $    (2.68)
  Income (loss) from discontinued operations.......        (0.09)        (0.86)         0.04
                                                      ----------    ----------    ----------
  Net loss.........................................   $    (5.99)   $    (1.16)   $    (2.64)
                                                      ==========    ==========    ==========
Weighted  average  shares  outstanding
(basic and diluted):...............................    9,959,995     8,642,034     6,275,031
                                                      ==========    ==========    ==========

                 See notes to consolidated financial statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     COMMON STOCK
                                                     ------------                                          COMMON
                                                                         ADDITIONAL        COMMON     STOCK WARRANT
                                                   SHARES     AMOUNT   PAID-IN-CAPITAL  STOCK PAYABLE  AND OPTION

Balance, January 1, 1998......................      13,068     $ 318            --             --            --
 Issuance of common stock in public offering..   4,887,500         5       $58,635                        $ 450
 Stock used for acquisition of Founding
  Companies...................................   1,408,120         1        15,934        $ 5,300
 Common stock issued to management and
  promoters...................................     648,126         1         7,582
 Stock split to conform Blackmarr.............     999,238      (317)          317
 Exercise of stock warrants...................      33,007        --           350                         (350)
 Common stock granted to employees............                                              1,575
 Amortization of deferred compensation........
 Write-off of deferred compensation of
  terminated Employees........................
 Net loss.....................................
 Other comprehensive income...................
                                               -----------     -----       -------        -------         -----
Balance, December 31, 1998....................   7,989,059         8        82,818          6,875           100
 Stock issued to owners of Founding Company...     441,400         1         5,300         (5,300)
 Common stock issued to directors and
  management..................................      11,575
 Common stock issued to employees.............     200,000                   1,575         (1,575)
 Amortization of deferred compensation........
 Net loss.....................................
 Other comprehensive income (loss)............
                                               -----------     -----       -------        -------         -----
Balance, December 31, 1999....................   8,642,034         9        89,693             --           100
 Stock issued in private placement............     709,555         1         6,103             --            --
 Exercise of stock warrants...................   1,525,000         1            --             --            --
 Stock issued in connection with acquisition
  of ISC......................................     668,468         1         2,448             --            --
 Net loss.....................................
 Other comprehensive income (loss)............
                                               -----------     -----       -------        -------         -----
Balance, December 31, 2000....................  11,545,057     $  12       $98,244        $    --         $ 100
                                               ===========     =====       =======        =======         =====


                                                               ACCUMULATED
                                                                  OTHER
                                                              COMPREHENSIVE   RETAINED        TOTAL
                                                   UNEARNED      INCOME       EARNINGS    STOCKHOLDERS'  COMPREHENSIVE
                                                 COMPENSATION    (LOSS)      (DEFICIT)      EQUITY      INCOME (LOSS)
                                                 ------------ -------------  ---------    ------------  --------------
Balance, January 1, 1998.......................       --            --       $    327      $     645
 Issuance of common stock in public
  offering.....................................                                               59,090
 Stock used for acquisition of Founding
  Companies....................................                                (3,290)        17,945
 Common stock issued to management and
  promoters....................................  $(7,583)                                         --
 Stock split to conform Blackmarr..............                                                   --
 Exercise of stock warrants....................
 Common stock granted to employees.............                                                1,575
 Amortization of deferred compensation.........    5,055                                       5,055
 Write-off of deferred compensation of
  terminated employees.........................    2,060                                       2,060
 Net loss......................................                               (16,544)       (16,544)     $(16,544)
 Other comprehensive income....................                  $ 248                           248           248
                                                 -------          ----       --------       --------      --------
Balance, December 31, 1998.....................     (468)          248        (19,507)        70,074      $(16,296)
                                                                                                          ========
 Stock issued to owners of Founding Company....                                                    1
 Common stock issued to directors and
  management............................                                                          --
 Common stock issued to employees........                                                         --
 Amortization of deferred compensation.........      468                                         468
 Net loss......................................                               (10,015)       (10,015)     $(10,015)
 Other comprehensive income (loss).............                    (77)                          (77)          (77)
                                                 -------         -----       --------       --------      --------
Balance, December 31, 1999.....................       --           171        (29,522)        60,451      $(10,092)
                                                                                                          --------
 Stock issued in private placement.............                                                6,104            --
 Exercise of stock warrants....................                                                    1            --
 Stock issued in connection with acquisition
  of ISC.......................................                                                2,449            --
 Net loss......................................                               (59,663)       (59,663)      (59,663)
 Other comprehensive income (loss).............                   (289)                         (289)         (289)
                                                 -------         -----       --------       --------      --------
Balance, December 31, 2000.....................  $    --         $(118)     $ (89,185)     $   9,053      $(59,952)
                                                 =======         =====      =========      =========      ========

                                       25

                 See notes to consolidated financial statements

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                 YEAR ENDED         YEAR ENDED           YEAR ENDED
                                                                 DECEMBER 31,       DECEMBER 31,         DECEMBER 31,
                                                                     2000               1999                 1998
                                                                -------------       -------------        ------------
Operating activities:
  Net loss................................................        $(59,663)           $(10,015)           $(16,544)
  Adjustments  to  reconcile  net  loss to net
    cash provided by (used in) operating
    activities:
  Restructuring charge....................................              --                  --               6,443
  Write down of certain intangible and other assets.......              --                  --                 841
  In process research and development expense.............              --                  --               3,000
  (Income) loss from discontinued operations..............             910               7,447                (278)
  Depreciation and amortization...........................           3,244               3,056               1,652
  Impairment of goodwill..................................          42,479                  --                  --
  Effect of exchange rate changes on cash.................            (289)                (77)                248
  Changes to allowance for doubtful accounts..............          (1,540)                691                 857
  Deferred income taxes...................................           1,712              (1,944)             (1,311)
  Compensation expense on issuance of common stock........              --                 468               6,766
  Changes in operating working capital:
    Trade accounts receivable.............................           9,817                 322              (4,137)
    Income tax refund receivable..........................             950                (810)                 38
    Unbilled revenue......................................           1,188                 647                (672)
    Prepaid expenses and other assets.....................             616                 268                (167)
    Accounts payable......................................            (581)                521                (299)
    Restructuring reserve.................................            (908)             (2,622)
    Accrued salaries other accrued expenses...............          (3,393)              2,340              (3,061)
    Income taxes payable..................................              --              (1,791)              1,509
    Deferred revenue......................................             283              (1,790)              1,210
    Discontinued operations...............................           2,754                 813                (149)
                                                                  --------            --------            --------
      Net cash used in operating activities...............          (2,421)             (2,476)             (4,054)
Investing activities:
  Cash paid to acquire founding companies.................              --                  --             (32,576)
  Cash paid to retire debt of founding companies..........              --                  --              (9,865)
  Cash paid for acquisitions..............................              --              (4,898)             (6,106)
  Proceeds from sale of Australian subsidiary,
    net of cash sold......................................             701                  --                  --
  Capital expenditures....................................          (1,224)             (3,354)               (997)
                                                                  ---------           --------            --------
    Net cash used in investing activities.................            (523)             (8,252)            (49,544)
Financing activities:
  Net borrowings (payments) under line of credit..........          (4,982)              8,579                  --

  Payments on note payable and capital lease
    obligations...........................................              --                  --              (2,373)
  Net proceeds from issuance of common stock..............           6,953                  --              59,090
                                                                  --------            --------            --------
    Net cash provided by financing activities.............           1,971               8,579              56,717
                                                                  --------            --------            --------
Net increase (decrease) in cash...........................            (973)             (2,149)              3,119
Cash:
  Beginning of period.....................................             973               3,122                   3
                                                                  --------            --------            --------
  End of period...........................................        $     --            $    973            $  3,122
                                                                  ========            ========            ========
Supplemental information:
  Interest paid...........................................        $    519            $    518            $     73
                                                                  ========            ========            ========
  Income taxes paid.......................................        $     --            $  2,747                  --
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


                 See notes to consolidated financial statements

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation -- BrightStar Information Technology Group, Inc., (the "Company" or "BrightStar") is a provider of application outsourcing and system integration services. BrightStar conducted no operations prior to April 16, 1998, when it completed its initial public offering ("IPO"). The accompanying historical consolidated financial statements for the years ended December 31, 2000 and 1999, and the period from the IPO to December 31, 1998, includes the accounts of all BrightStar subsidiaries. The accompanying financial statements of January 1, 1998, through April 15, 1998, include only the historical financial information for Blackmarr, the "accounting acquirer."

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2000, 1999 and 1998, the Company incurred losses from continuing operations of $58,753, $2,568 and $16,822. Additionally, at December 31, 2000, the Company has an accumulated deficit of $89,185 and negative working capital of $5,132. The Company believes that its continuing focus on aligning its cost structure with its existing revenue base will result in the attainment of profitable operations and positive cash flows. In addition, the Company currently is negotiating with financial institutions to replace its line of credit with Comerica Bank, which matured on March 31, 2001. The Company believes that it will obtain a credit facility sufficient to fund its working capital needs (see Note 7). If we are unable to arrange additional financing, our operations will likely be substantially harmed and we may be unable to continue as a going concern.


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


     Property and equipment -- Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of 3 years for computer equipment and software and 5 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the assets' useful life. Expenditures for repairs and maintenance that do not improve or extend the life of assets are expensed as incurred.

     Goodwill -- Goodwill is the cost in excess of amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill recorded in conjunction with the Founding Companies and all other acquisitions in 1998 is being amortized over 40 years on a straight-line basis. Goodwill associated with the acquisition of ISC is being amortized over 20 years on a straight-line basis. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability, and, if warranted, impairment or adjustments to the period benefited would be recognized. As a result of its evaluation of market conditions, the Company reduced the carrying value of its remaining goodwill to $12 million at December 31, 2000. Total amortization of goodwill from continuing operations for 2000, 1999 and 1998 amounted to $1,376, $1,423 and $883, respectively.


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

     Income taxes -- The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.


     Earnings per share (EPS) -- EPS is based on SFAS No. 128, "Earnings per Share." Accordingly, Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that it is based on the weighted average number of common and potentially dilutive shares, from dilutive stock options and warrants and convertible securities outstanding during each year. Common shares issuable upon exercise of common stock options and warrants (see Note 8) are anti-dilutive (decreases net loss per share) for the periods presented.

     Stock based compensation -- The Company applies Accounting Principles Board Opinion No. 25 in its accounting for stock options issued to employees. No compensation expense is recognized for stock options issued to employees under the Company's stock option plan as the option price equals or exceeds the quoted market price of the Company's Common Shares at the date of grant. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The accounting method as provided in the pronouncement is not required to be adopted; however, it is encouraged. The Company has adopted the disclosure-only provisions of SFAS No. 123 with respect to options issued to employees. Compensation expense associated with stock options and warrants issued to non-employees and non-directors is recognized in accordance with SFAS No. 123.


     Reclassifications -- Certain reclassifications have been made to conform the prior years' financial statement amounts to the current year classifications.


(2)  ACQUISITION

     On May 28, 1999, the Company purchased Integrated Systems Consultants, LLC ("ISC") pursuant to an Asset Purchase Agreement (the "Agreement"), dated as of April 1, 1999. ISC is a provider of SAP consulting services based in Phoenix, Arizona. The aggregate consideration for this transaction was $3,000, of which $500 was paid in cash upon closing and $2.5 million was paid through the issuance of 668,468 shares of common stock in June 2000. The Company has allocated the entire purchase price and other acquisition costs to goodwill. The pro forma results of operations, assuming the acquisition occurred on January 1, 1999, would not be materially different from the operating results reported.


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

Training Business


     In completing the sale and closure of the training business -- the Company:

     (bullet) Sold Mindworks Professional Education Group, Inc. (Mindworks), to its former owners. The sale of Mindworks was completed in December 1999 for approximately $1.1 million. The Company recorded a pre-tax loss on the sale of Mindworks of $0.9 million ($1.0 million, or $0.12 per share including taxes). The loss includes the associated write-off of net goodwill totaling
                $1.6 million.

     (bullet) Closed its training business in Texas in October 1999. The Company recorded no gain or loss upon closing the Texas training operations.

Controls Business


     The sale of the Controls Business within Integrated Controls, Inc. -- the Company sold its Controls Business in September 2000. In 1999, the Company recorded an estimated loss on the disposal of the Controls business of $5.1 million ($5.8 million including taxes, or $0.67 per share) including a provision of $800 for estimated operating losses until disposal. In 2000, the Company recorded a charge of $0.9 million associated with the sale.


Infrastructure Support Business

     The Infrastructure Support Business was engaged in hardware sales and consulting services relative to systems infrastructure and security. The Company recorded no gain or loss on the discontinuance of the business in December 1999.

     Summary operating results and financial data for the discontinued operations for 2000, 1999 and 1998 are as follows:


                             2000                       1999                                             1998
                           --------   --------------------------------------------    --------------------------------------------
                                                            INFRASTRUCTURE                                  INFRASTRUCTURE
                           CONTROLS   TRAINING   CONTROLS      SUPPORT       TOTAL    TRAINING   CONTROLS      SUPPORT       TOTAL
                           --------   --------   --------   --------------   -----    --------   --------   --------------   -----

Net revenue................ $6,095    $ 4,477    $11,064       $ 8,635      $24,176    $4,465    $ 9,795         $3,084     $17,344
Cost of revenue............  4,384      3,156      8,145         8,678       19,979     3,288      6,971          2,501      12,760
Operating expenses.........  1,801      1,582      3,303            70        4,955     1,208      2,908             --       4,116
                            ------     ------    -------       -------      -------    ------    -------         ------     -------
Operating income (loss)....    (90)      (261)      (384)         (113)        (758)      (31)       (84)           583         468
Loss on discontinued
  operations, net of tax... $ (910)   $(1,173)   $(6,206)      $   (68)     $(7,447)   $  (22)   $   (50)        $  350     $   278
                            ======    =======    =======       =======      =======    ======    =======         ======     =======
Current assets............. $  336               $ 1,542                    $ 1,542    $  263    $ 3,122                    $ 3,385
Property  and  equipment,
  net......................     --                   720                        720       244        996                      1,240
Deferred income taxes......     --                   320                        320                   --                         --
Goodwill, net..............     --                 3,234                      3,234     1,667      7,046                      8,713
Other assets...............     --                    19                         19        36         49                         85
                            ------                ------                    -------    ------    -------                    -------
    Total assets...........    336                 5,835                      5,835     2,210     11,213                     13,423
Provision for loss until
  disposal.................     --                   800                        800        --         --                         --
Other current liabilities..     --                 1,035                      1,035       214        949                      1,163
                            ------                ------                    -------    ------    -------                    -------
    Total liabilities......     --                 1,835                      1,835       214        949                      1,163
                            ------                ------                    -------    ------    -------                    -------
Net assets of discontinued
  operations............... $  336               $ 4,000                    $ 4,000    $1,996    $10,264                    $12,260
                            ======               =======                    =======    ======    =======                    =======

(4)  BUSINESS RESTRUCTURING

     During the fourth quarter of 1998, the Company completed a review of each of its businesses and the services it provides. At the completion of this review, the Company developed and the Board approved a reorganization plan (the "Plan") with strategic actions to:


     (bullet) Consolidate the sales, finance, and administrative functions at the BrightStar level forming a consolidated sales force and consolidated finance group; and

     (bullet) Realign the operations of each of the individual wholly owned subsidiaries into operating divisions consistent with the Company's lines of businesses:

     The Plan included relocating the Company's corporate offices from Houston, Texas to Pleasanton, California, eliminating certain positions and personnel, closing certain businesses and writing-off related assets, and terminating and consolidating leased facilities. In the fourth quarter of 1998, the Company recorded a $7.6 million charge for these restructuring actions.


     On June 20, 2000, the Company announced that revenue and earnings for the second quarter and the remainder of the calendar year would be lower than expected and that the Company was realigning its operations to improve operating margins by reducing expenses associated with underutilized office space and personnel.

     As a result of the realignment, the Company recorded a restructuring charge of $2.5 million in the second quarter. Of the total charge, approximately $1.0 million was reserved for ongoing lease obligations for facilities that were closed and $0.5 million was recorded to write-down related fixed assets. The remainder of the charge relates to the severance of approximately 90 employees, or

15% of the Company's workforce. Approximately $1.7 million of the charge applies to obligations funded by cash disbursements, of which approximately $1.0 million was disbursed for severance and $0.3 million was disbursed for rents during 2000. The remaining charge relates to longer term severance obligations and related costs amounting to $0.2 million and $0.7 million of rents, net of sublease income to be paid related to leases which expire through April 2003. During the fourth quarter of 2000, the Company reduced the restructuring reserve by $0.3 million resulting from favorable lease settlements.

     On December 13, 2000, we completed the sale of our Australian subsidiary, BrightStar Information Technology, Ltd., for A$10.0 million (US $5.5 million). Of the total purchase price, A$2.5 million (US $1.4 million) was paid upon closing, with the remainder due upon completion of a contingent earnout for the twelve month period ended December 31, 2001.

     The categories of the 2000 and 1998 restructuring charges and the remaining payments are summarized below:


                                          AMOUNTS       AMOUNTS       AMOUNTS TO
                                        CHARGED TO     CHARGED TO      BE PAID
                                        EARNINGS IN    EARNINGS IN      BEYOND
                                            2000          1998           2000
                                        -----------    -----------    ----------
                                                      (IN THOUSANDS)

    Workforce severance.............      $1,000         $4,960           $161
    Asset impairment................         500          1,171             --
    Lease and other contract
      obligations...................         737          1,483            692
                                          ------         ------           ----
                                          $2,237         $7,614           $853
                                          ======         ======           ====


(5)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                            DECEMBER 31,
                                                       ------------------
                                                         2000       1999
                                                       -------    -------

     Computer equipment and software..............     $ 3,998    $ 5,099
     Furniture, fixtures and office equipment.....         790      1,294

            Leasehold improvements................         493        343
                                                       -------    -------
         Total....................................       5,281      6,736
     Accumulated depreciation and amortization....      (3,123)    (2,720)
                                                       -------    -------
     Property and equipment, net..................     $ 2,158    $ 4,016
                                                       =======    =======


(6)  ACCRUED SALARIES AND OTHER EXPENSES

     Accrued salary and other expenses consist of the following:

                                                            DECEMBER 31,
                                                       ------------------
                                                         2000       1999
                                                       -------    -------

     Accrued payroll and payroll taxes............     $   922     $3,901
     Accrued operating losses on discontinued
       operations.................................          --        800
     Accrued losses on fixed fee contract.........          --      1,263
     Accrued legal fees and settlements...........         595        550
     Other accrued expenses.......................       1,003      1,591
                                                       -------     ------
         Total accrued expenses...................     $ 2,520     $8,105
                                                       =======     ======

(7)  CREDIT FACILITY

     Effective March 29, 1999, the Company established a $15 million credit facility (the "Credit Facility") with Comerica Bank. Under the terms of the agreement, the Credit Facility would be used for working capital needs, including issuance of letters of credit, and for general corporate purposes. Borrowings under the Credit Facility bore an interest rate of prime (8% at December 31, 2000) plus 0.25%. The Company paid a commitment fee on unused amounts of the Credit Facility amounting to 0.375% per annum based on the average daily amount by which the commitment amount exceeded the principal amount outstanding during the preceding month. Interest was payable monthly on prime rate borrowings and quarterly or at the end of the applicable interest period for the Eurodollar rate borrowings.

     The Credit Facility was secured by liens on substantially of all the Company's assets (including accounts receivable) and a pledge of all of the outstanding capital stock of the Company's domestic operating subsidiaries. The Credit Facility also required that the Company comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. As of, and during the years ended December 31, 2000 and 1999, the Company was not in compliance with certain financial covenants. Comerica Bank has agreed to waive the defaults for both periods.

     Borrowings outstanding under the Credit Facility amounted to $3.6 million at December 31, 2000. As of April 11, 2001 the Company had reduced amounts borrowed under the Credit Facility to approximately $2.0 million. The Credit Facility expired on March 31, 2001. Upon expiration of the Credit Facility, Comerica Bank agreed to continue lending to the Company under the terms of a $3.0 million Demand Note, secured by liens on substantially all the Company's assets (including accounts receivable) and a pledge of all of the outstanding capital stock of the Company's domestic operating subsidiaries. The Demand Note carries interest at the Bank's prime rate, plus 4%. Available borrowings under the Demand Note are reduced monthly by 2% of eligible accounts receivable. The Demand Note does not have a maturity date, however, it is callable at any time.


(8)  STOCKHOLDERS' EQUITY AND OTHER STOCK RELATED INFORMATION

Capital Stock

     Authorized capital shares of the company include 3,000,000 shares of preferred stock, 2,000,000 shares of restricted stock and 35,000,000 shares of common stock. Rights, preferences and other terms of the preferred stock will be determined by the board of directors at the time of issuance. No preferred stock was issued at December 31, 2000.

Other Common Stock Warrants and Options

     In addition, in 1997, the Company entered into an advisory agreement with an investment banking firm, pursuant to which the firm was issued a warrant for $100. The warrant provides for the purchase of 50,000 shares of common stock at an exercise price of $6 per share, and is exercisable at any time prior to August 14, 2004.

     In 1997, the Company entered into an agreement for corporate development services and issued a common stock option to the consulting firm. The option grants the holder the option to purchase 14,285 shares.

     The Company has an additional 299,710 non-qualified stock options outstanding at December 31, 2000. Of the non-qualified options outstanding, 162,210 were issued in 2000 at an exercise price of $1.00 per share for services provided by our interim CEO, and 137,500 were issued in prior years, at prices ranging from $6.00 - $13.00 per share, in connection with severance agreement with prior employees of the Company. The exercise periods for the options range from 2004-2010.

     Stock Options -- During 1998 and 2000, stock option plans (The 1997 and 2000 Plans) were established, which provide for the issuance of incentive and non-qualified stock options, restricted stock awards, stock appreciation rights or performance stock awards. The total number of shares that may be issued under the Plans is 3,000,000 shares. Options, which constitute the only issuance under the incentive plans, have been generally granted at fair value of the Company's common stock on the date of grant. The following table summarizes the plan's stock option activity:

                                                                           WEIGHTED       WEIGHTED
                                                                            AVERAGE        AVERAGE
                                                                           EXERCISE       REMAINING
                                                           SHARES            PRICE          LIFE
                                                         --------         ---------      ----------

          Options outstanding at January 31, 1998......         --

          Granted in 1998..............................    603,402          $13.00       5.07 years
          Exercised....................................         --
          Cancelled....................................         --
                                                         ---------
          Options  outstanding  at  December  31,
            1998 ......................................    603,402          $13.00       9.75 years
                                                         =========

          Granted in 1999..............................  1,428,750          $ 6.88
          Exercised............................                 --              --
          Cancelled....................................   (218,664)         $ 9.96
          Options  outstanding  at  December  31,
            1999.......................................  1,813,448          $ 8.50       8.41 years
                                                         ---------
          Exercisable at December 31, 1999.............    413,929
                                                         =========
          Granted in 2000..............................  1,740,880          $ 1.00
          Exercised............................                 --              --
          Cancelled.................................... (1,630,422)         $ 5.90
          Options  outstanding  at  December  31,
            2000.......................................  1,923,946          $ 2.94       9.50 years
                                                         ---------
          Exercisable at December 31, 2000.............    737,642(a)
                                                         =========


[FN]
(a) 15,128 and 722,424 options are exercisable at $13.00 and $1.00 - $7.00 per share, respectively.

Pro forma disclosures as if the Company had applied the cost recognition requirements under SFAS No. 123 in 1998 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                                  2000       1999       1998
                                                               ---------   --------   -------
          Net loss (in thousands)
           As reported......................................  $(59,663)   $(10,015)  $(16,544)
           Pro Forma........................................  $(62,910)   $(12,048)  $(17,622)
          Loss per share-- basic and diluted
          As reported.......................................  $  (5.99)   $  (1.16)  $  (2.64)
          Pro Forma.........................................  $  (6.32)   $  (1.39)  $  (2.81)
          Weighted average fair value of options granted....  $   1.00    $   4.39   $   9.71


     Compensation cost for 2000 and 1999 was calculated in accordance with the binomial model, using the following weighted average assumptions: (i) expected volatility of 192% and 110%; (ii) expected dividend yield of 0% in both years;
(iii) expected option term of 10 years in both years; (iv) risk-free rate of return of 6.00% and 5.86%; and (v) expected forfeiture rate of 11%.

Recent Sales of Unregistered Securities.

     Set forth below is certain information concerning all sales of securities by BrightStar that were not registered under the Securities Act.

     1. Effective October 17, 1997, BrightStar issued and sold 1,000 shares of common stock to BIT Group Services, Inc. ("BITG") for $1,000.

     2. Concurrently with the closing of its initial public offering and pursuant to the Agreement and Plan of Exchange (the "Share Exchange") dated as of December 15, 1997, among BrightStar, BITG, BIT Investors, LLC ("BITI"), and the holders of the outstanding capital stock of BITG, (i) BrightStar issued to BITI an aggregate of 739,007 shares of common stock in exchange for all the shares of common stock of BITG held by BITI and (ii) BrightStar issued up to an aggregate of 346,800 shares of common stock in exchange for all the shares of common stock of BITG held by members of BrightStar's management as follows:
42,900 shares to George M. Siegel; 70,000 shares to Marshall G. Webb;
60,000 shares to Thomas A. Hudgins; 60,000 shares to Daniel M. Cofall;
60,000 shares to Michael A. Sooley; 33,900 shares to Tarrant Hancock; and 20,000 shares to Mark D. Diggs.

     3. In connection with the Share Exchange, BrightStar assumed all obligations of the issuer pursuant to an option issued by BrightStar to Brewer-Gruenert Capital Advisors, LLC, which provides for the purchase of up to 14,285 shares of common stock at an exercise price of $6.00 per share.

     4. Effective April 20, 1998, BrightStar issued 33,008 shares of common stock upon the exercise of a warrant held by McFaland, Grossman & Company.

     5. Pursuant to the Share Exchange, on January 11, 1999, the Company issued 11,575 shares of common stock to the holder of the Series A-1 Class A Units of BITI.

     6. Concurrently with the closing of its initial public offering, BrightStar issued to Software Consulting Services America, LLC ("SCS America") and the stockholders of the other companies acquired concurrently with the closing of BrightStar's initial public offering (the "Founding Companies"), an aggregate of 1,982,645 shares of common stock in connection with the acquisition of the Founding Companies.

     7. On January 11, 1999, BrightStar issued to the beneficiaries of the SCS Unit Trust an aggregate of 441,400 shares of common stock in consideration of substantially all the assets of the SCS Unit Trust.

     8. On March 10, 2000, pursuant to an agreement with Strong River Investments, Inc., and Montrose Investments Ltd. (collectively, the "Purchasers"), the Company sold to the Purchasers 709,555 shares of the Company's common stock (the "Shares") for $7.5 million, or $10.57 per share (the "Transaction"). In connection with the purchase of the Shares, the Company issued two warrants to the Purchasers. One warrant had a five-year term during which the Purchasers could purchase up to 157,500 shares of the Company's common stock at a price of $12.00 per share. The second warrant covered an adjustable amount of shares of the Company's common stock. Pursuant to the terms of the adjustable warrants, the holders thereof elected to fix the number of common shares issuable under such warrants at 1,525,000 shares in the aggregate.
Such shares were issued on September 29, 2000, at an exercise price of $0.001 per share. The Company also issued to Wharton Capital Partners Ltd. ("Wharton"), as compensation for Wharton's services in completing the Transaction, a warrant with a five-year term during which Wharton may purchase up to 45,000 shares of the Company's common stock at a price of $12.00 per share.

     9. On June 23, 2000, the Company issued 668,468 shares of common stock to the prior owners of Integrated Systems Consulting (ISC) as payment for the remaining amount of $2.5 million due in connection with the 1999 acquisition of ISC.

     10. On January 16, 2001, the prior owners of Cogent Technologies LLC were issued 1,020,000 shares of our common stock in partial settlement of a claim by them related to the unpaid balance of our purchase price of the business of Cogent and amounts due under employment agreements with us.

     11. On February 15, 2001, Kevin J. Murphy was issued 100,000 shares of our common stock in connection with the commencement of his employment with the Company.

     12. On February 15, 2001, certain former employees were issued 346,831 shares of our common stock in satisfaction of remaining severance payment obligations under prior employment agreements with the Company.

     13. On February 15, 2001, Unaxis Trading Limited was issued 250,000 shares of our common stock in settlement of litigation between the Company and certain affiliates of Unaxis. Pursuant to the settlement agreement (which was agreed upon in principle, on November 3, 2000), if, prior to a sale of these shares by Unaxis, the Company has not exercised its right to call the shares for $1.60 per share, Unaxis may exercise its right to put the shares to the Company for a price of $2.00 per share during the 15 day period commencing on February 1, 2002.

     The liabilities associated with items 10, 12 and 13 were accrued at December 31, 2000.


     The sales and issuances of the securities by BrightStar to BITI and to BrightStar's management and by BITI to its members, referenced above were or will be, as applicable, exempt from registration under the Securities Act pursuant to Section 4(2) thereof as transactions not involving any public offerings, with the recipients representing their intentions to acquire the securities for their own accounts and not with a view to the distribution thereof.

(9)  STOCK COMPENSATION EXPENSE

     In connection with the offering and acquisition of the Founding Companies, certain directors and members of management received 648,126 shares of common stock. These shares, valued at $11.70, were recorded as deferred compensation and were amortized to stock compensation expense over a one-year period based upon the terms of a stock repurchase agreement between the Company and related shareholders. Total stock compensation expense recorded during 1999 and 1998 in connection with the above was $468 and $5,055, respectively. At December 31, 1998, certain members of management that had received substantially all of these shares were terminated in connection with the Company's restructuring. As a result, the remaining deferred compensation, totaling $2,060, attributable to the shares held by these terminated employees, was charged to expense and included in the restructuring charge in 1998.

     In connection with the terms of the acquisition of SCS Unit Trust, certain key employees were granted 200,000 shares of common stocks under an incentive stock bonus plan. Based on the share price of $7.88 per share on the date of the grant, the Company recorded stock compensation expense of $1.575 million. At December 31, 1998, these common shares had not been formally issued, and accordingly, were recorded in common stock payable. The shares were issued in 1999.

(10) INCOME TAXES

     The components of income (loss) before income taxes from continuing operations and the related income taxes provided for the years ended December 31, 2000, 1999 and 1998, are presented below:

                                                    2000       1999       1998
                                                   ------     ------     ------
          Income (loss) before income taxes:
           Domestic............................  $(49,739)   $(5,803)  $(17,916)
           Foreign:............................    (6,840)     1,922      1,706
                                                 --------    -------   --------
                                                 $(56,579)   $(3,881)  $(16,210)
                                                 ========    =======   ========


                                                       2000         1999        1998
                                                      ------       -------      ----
         Provision (benefit) for income taxes:
            Current:
              Domestic............................    $  993       $  (156)      $707
              Foreign.............................      (531)          787        528
            Deferred:
              Domestic............................     1,489        (1,721)      (623)
              Foreign.............................       223          (223)        --
                                                      ------       -------       ----
                Total.............................    $2,174       $(1,313)      $612
                                                      ======       =======       ====


     The Company's deferred tax assets are reflected below as of December 31, 2000 and 1999, respectively:

                                                       2000           1999
                                                     -------        -------
          Net operating losses....................   $ 5,751        $    --
          Bad debt reserves.......................       131            628
          Restructure reserve.....................       348            669
          Accrued compensation....................        --            422
          Losses on discontinued operations.......        --            304

          Foreign tax assets......................       522            223
          Change in accounting method.............      (211)          (398)
          Other...................................       233            401
                                                     -------        -------
          Net deferred tax asset..................     6,774          2,249
          Valuation allowance.....................    (6,774)          (537)
                                                     --------       -------
                                                     $    --        $ 1,712
                                                     =======        =======


     The table below reconciles the expected U.S. federal statutory tax to the recorded income tax:


                                                       2000           1999           1998
                                                     --------       --------        ------

          Provision (benefit) at statutory
            tax rate.............................   $(20,043)       $(2,031)       $(6,270)
          State income taxes, net of federal
          benefit................................         --            103           (111)
          Goodwill amortization..................        482            498            361
          Foreign tax............................         --            564            527
          Deferred compensation..................         --            164          3,041
          Goodwill writeoff......................     15,348             --          1,506
          Valuation allowance....................      6,237           (850)         1,386
          Other, net.............................        150            239            172
                                                    --------        -------        -------
            Total................................   $  2,174        $(1,313)       $   612
                                                    ========        =======        =======


(11) Employee Benefit Plans


     The Company has a 401(k) plan that covers substantially all of its U.S. employees. If applicable, employees would vest in Company contributions evenly over five years from their date of employment. The Company may provide matching contributions of up to 6% of the employees base salary. Employer matching and profit sharing contributions are discretionary, and, to date, no matching or profit sharing contributions have been made.


(12) Litigation


     The Company has accrued $0.6 million relating to its litigation expense. This amount includes estimated costs to settle legal claims related primarily to two separate lawsuits brought against the Company for damages related to software development and implementation services provided by the Company. The amounts accrued primarily represent defense costs to be paid by the Company up to its deductible under its errors and omissions insurance policy. The aggregate amount of the claims filed against the Company is $5.4 million. Additionally, the Company has received a lawsuit from the prior owners of Integrated Systems Consulting LLC ("ISC"), alleging violations of federal and state securities laws, fraud, negligent misrepresentation, breach of contract, breach of covenant of good faith and fair dealing and unjust enrichment related to purchase consideration surrounding the Company's acquisition of ISC in 1999. The plaintiffs are seeking compensatory damages in excess of $2 million, court costs, attorney's fees and punitive damages. The Company denies any wrongdoing and intends to vigorously defend the case. The Company has accrued an amount, which represents estimated defense costs to be paid by the Company, subject to the deductible under its directors and officers insurance policy. While any litigation contains an element of uncertainty, the Company believes, based upon its assessment of the claims and negotiations to settle with the plaintiffs, that the liability recorded as of December 31, 2000, combined with coverage under the Company's errors and omissions and directors and officers insurance policies, is adequate to cover the estimated exposure.

     In addition to the litigation noted above, the Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation, in addition to amounts discussed above, will not have a materially adverse effect on the Company's financial condition.

(13) COMMITMENTS AND CONTINGENCIES

     The Company leases office space and computer and office equipment under various operating lease agreements that expire at various dates through December 31, 2005. Minimum future commitments under these agreements for the years ending December 31 are; 2001, $1,799; 2002, $1,267; 2003, $569, 2004, $11;
and 2005, $7.

     Rent expense was $2,464, $4,048 and $1,636 during the periods ended December 31, 2000, 1999 and 1998, respectively.

     Employment Agreements -- As of December 31, 2000, the Company had entered into employment agreements with certain key management personnel which provided for minimum compensation levels and incentive bonuses, along with provisions for termination of benefits in certain circumstances and for certain severance payments in the event of a change in control.

(14) SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

     The Company did not have any customer, individually or considered as a group under common ownership that accounted for 10% of revenues or accounts receivable for the periods presented.

     The Company operates in a single segment as a provider of IT services. Since April 16, 1998, and until the sale of our Australian operations in December 2000, the Company has primarily operated in two geographic regions. Prior to April 16, 1998, the Company primarily operated in the United States. Specific information related to the Company's geographic areas are found in the following table:

                                                 YEAR ENDED DECEMBER 31
                                          --------------------------------------
                                                         2000
                                          --------------------------------------
                                          UNITED STATES  AUSTRALIA  CONSOLIDATED
                                          -------------  ---------  ------------
         Revenue........................... $ 44,294      $17,318     $ 61,612
         Loss from continuing
          operations before income taxes...  (49,739)      (6,840)     (56,579)
         Long-lived assets.................   14,204           --       14,204
         Total assets......................   21,154           --       21,154


                                                 YEAR ENDED DECEMBER 31
                                          --------------------------------------
                                                         1999
                                          --------------------------------------
                                          UNITED STATES  AUSTRALIA  CONSOLIDATED
                                          -------------  ---------  ------------
         Revenue........................... $ 69,119      $34,250     $103,449
         Income (loss) from continuing
          operations before income taxes...   (5,803)       1,922       (3,881)
         Long-lived assets.................   33,606       25,023       58,629
         Total assets......................   53,138       31,870       85,008


                                                 YEAR ENDED DECEMBER 31
                                          --------------------------------------
                                                         1998
                                          --------------------------------------
                                          UNITED STATES  AUSTRALIA  CONSOLIDATED
                                          -------------  ---------  ------------
         Revenue........................... $ 45,607      $17,977    $  63,584
         Income (loss) from continuing
          operations before income taxes...  (18,146)      1,936       (16,210)
         Long-lived assets.................   30,956      24,830        55,786
         Total assets......................   81,889      10,512        92,401


                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                         COLUMN A                   COLUMN B     COLUMN C     COLUMN D       COLUMN E
          --------------------------------------   ----------   ----------   ----------   --------------
                                                                 ADDITIONS
                                                   BALANCE AT   CHARGED TO
                                                    BEGINNING    COSTS AND                BALANCE AT END
                        DESCRIPTION                 OF PERIOD    EXPENSES    DEDUCTIONS     OF PERIOD
          --------------------------------------   ----------   ----------   ----------   --------------
          Allowance  deducted from assets to
          which it applies:

          Allowance for doubtful accounts:
          Year ended December 31, 1998..........     $  439           --      $   857        $ 1,296
          Year ended December 31, 1999..........      1,296      $ 1,926        1,235          1,987
          Year ended December 31, 2000..........      1,987        1,705        3,372            320

          Accrued restructuring charge:
          Year ended December 31, 1998..........         --        7,614        3,231          4,383
          Year ended December 31, 1999..........      4,383           --        2,622          1,761
          Year ended December 31, 2000..........      1,761        2,500        3,408            853

          Tax valuation allowance:
          Year ended December 31, 1998..........         --        1,387           --          1,387
          Year ended December 31, 1999..........      1,387           --          850            537
          Year ended December 31, 2000..........        537        6,237           --          6,774


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II


To the Board of Directors and Stockholders
BrightStar Information Technology Group, Inc.


     In connection with our audit of the consolidated financial statements of BrightStar Information Technology Group, Inc., referred to in our report dated March 23, 2001, which is included in the annual report on Form 10-K, we have also audited Schedule II for the years ended December 31, 2000, 1999 and 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ Grant Thornton LLP


San Jose, California
March 23, 2001

                               INDEX TO EXHIBITS

     These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

     (a)  The following documents are filed as part of this report:

    EXHIBIT
      NO.                   DESCRIPTION
    -------    -------------------------------------------------------------
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

      4.2 -- Agreement and Plan of Exchange dated December 15, 1997, among BrightStar, BITG, BITI and the holders of the outstanding capital stock of BITG (Incorporated by reference from Exhibit 4.2 to Amendment No. 1 to BrightStar's Registration Statement on Form
               S-1 filed February 27, 1998 (File No. 333-43209)).

      4.3      -- Option Agreement dated as of December 16, 1997, between
               BrightStar and Brewer-Gruenert Capital Advisors, LLC
               (Incorporated by reference from Exhibit 4.4 to Amendment No. 1 to
               BrightStar's Registration Statement on Form S-1 filed February
               27, 1998 (File No. 333-43209)).

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
               Software Consulting Services America, LLC and the holders of the outstanding ownership interests of Software Consulting Services
               America, LLC (Incorporated by reference from Exhibit 10.5 to
               BrightStar's Registration Statement on Form S-1 filed December
               24, 1997 (File No. 333-43209)).

     10.6 -- Agreement and Plan of Exchange by and among BrightStar and Software Consulting Services Pty. Ltd., in its capacity as
               Trustee of the Software Consulting Services Unit Trust and the holders of all of the outstanding ownership interests in the Software Consultants Unit Trust (Incorporated by reference from
               Exhibit 10.6 to BrightStar's Registration Statement on Form S-1 filed December 24, 1997 (File No. 333-43209)).

     10.7 -- Agreement and Plan of Exchange by and among BrightStar and the holders of the outstanding capital stock of Software
               Innovators, Inc. (Incorporated by reference from Exhibit 10.7 to
               BrightStar's Registration Statement on Form S-1 filed
               December 24, 1997 (File No. 333-43209)).



     10.8 -- Agreement and Plan of Exchange by and among BrightStar and the holder of the outstanding capital stock of Zelo Group, Inc., and Joel Rayden (Incorporated by reference from Exhibit 10.8 to BrightStar's Registration Statement on Form S-1 filed December 24, 1997 (File No. 333-43209)).

     10.9      -- Form of Employment Agreement between BrightStar and
               Marshall G. Webb, Thomas A. Hudgins and Daniel M. Cofall
               (Incorporated by reference from Exhibit 10.9 to Amendment No. 1 to BrightStar's Registration Statement on Form
               S-1 filed February 27, 1998 (File No. 333-43209)).

     10.10     -- Employment Agreement between Software Consulting
               Services America, Inc., and Michael A. Ober.

     10.11     -- Office Lease dated November 11, 1998, between
               Principal Life Insurance Company and BrightStar.

     10.12     -- Employment Agreement dated January 31, 1999, between
               BrightStar and Donald Rowley.

     10.13     -- Employment Agreement between Brian R. Blackmarr and
               Associates, Inc. and Brian R. Blackmarr (Incorporated by reference from Exhibit 10.10 to Amendment No. 1 to
               BrightStar's Registration Statement on Form S-1 filed
               February 27, 1998 (File No. 333-43209)).

     10.14     -- Letter Agreement dated August 14, 1997, between
               BITG and McFarland, Grossman and Company, Inc., and amended as of March 17, 1998 (Incorporated by reference from Exhibit 10.11 to Amendment No. 2 to BrightStar's Registration
               Statement on Form S-1 filed March 24, 1998 (File No.
               333-43209)).

     10.15 -- Letter Agreement dated September 26, 1997, between BITG and Brewer-Gruenert Capital Advisors, LLC, and amended as of December 15, 1997 (Incorporated by reference from Exhibit 10.12 to BrightStar's Registration Statement on Form S-1 filed December 24, 1997 (File No. 333-43209)).

     10.16     -- Loan Agreement dated October 16, 1997, between BITI and BITG
               (Incorporated by reference from Exhibit 10.13 to Amendment No. 1 to BrightStar's Registration Statement on Form S-1 filed
               February 27, 1998 (File No. 333-43209)).

     10.17     -- Stock Repurchase Agreement between BrightStar and Marshall
               G. Webb, Daniel M. Cofall, and Thomas A. Hudgins.

     10.18     -- Agreement Regarding Repurchase of Stock by and among
               BrightStar, George M. Siegel, Marshall G. Webb, Thomas
               A. Hudgins, Daniel M. Cofall, Mark D. Diggs, Michael A.
               Sooley, Michael B. Miller, and Tarrant Hancock.

     10.19 -- Amendment to Agreement and Plan of Exchange dated as of June 5, 1998, and BrightStar and the holder of the outstanding capital stock of Zelo Group, Inc., and Joel Rayden.

     10.20 -- Deed of Variation dated as of April 17, 1998, by and among BrightStar and Software Consulting Services Pty. Ltd., and
               Kentcom Pty. Ltd., Salvatore Fazio, Pepper Tree Pty. Ltd.,
               Christopher Richard Banks, Cedarman Pty. Ltd, Stephen Donald
               Caswell, Quicktrend Pty. Ltd., Desmond John Lock, Kullamurra Pty.
               Ltd., Robert Stephen Langford, KPMG Information Solutions Pty.
               Ltd., and Data Collection Systems Integration Pty. Ltd.

     10.21 -- Asset Purchase Agreement dated as of June 30, 1998, among BrightStar, Cogent Acquisition Corp., Cogent Technologies,
               LLC and the holders of all the outstanding membership interest of Cogent Technologies, LLC.

     10.22 -- Asset Purchase Agreement dated as of August 31, 1998, among BrightStar, Software Consulting Services America,
               Inc., TBQ Associates, Inc., and the holders of all the outstanding capital stock of TBQ Associates, Inc.

     10.23 -- Stock Purchase Agreement dated as of September 30, 1998, among BrightStar, BrightStar Group International, Inc., and the holders of the outstanding capital stock of PROSAP AG
               (Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K of BrightStar dated November 10, 1998.

     10.24     -- Factoring Agreement and Security Agreement dated January 22,
               1999, among Metro Factors, Inc., dba Metro Financial Services,
               Inc., Brian R. Blackmarr and Associates, Inc., Software
               Consulting Services America, Inc., Software Innovators, Inc., and
               Integrated Controls, Inc.


     10.25 -- Guaranty dated January 22, 1999, by BrightStar for the benefit of Metro Factors, Inc., dba Metro Financial
               Services, Inc.

     10.26     -- Severance Agreement and Release effective November 20,
               1998, between BrightStar and Thomas A. Hudgins.

     10.27     -- Severance Agreement and Release effective January 31,
               1999, between BrightStar and Daniel M. Cofall.

     10.28     -- Severance Agreement and Release effective January 31,
               1999, between BrightStar and Marshall G. Webb.

     10.29     -- Revolving Credit Agreement dated March 29,1999, between
               BrightStar and Comerica Bank.

     10.30 -- Form of subsidiaries guaranty dated March 29,1999, between BrightStar subsidiaries and Comerica Bank.

     10.31     -- Security Agreement (Negotiable collateral) dated March 29,
               1999, between BrightStar and Comerica Bank.

     10.32 -- Security Agreement (all assets) dated March 29, 1999, between BrightStar and Comerica Bank.

     10.33     -- $15,000,000 Revolving Note dated March 29, 1999, from
               BrightStar to Comerica Bank

     10.34     -- Asset Purchase Agreement Among BrightStar Information
               Technology Group, Inc., Software Consulting Services
               America, Inc., Integrated Systems Consulting, LLC and the individuals owning all of the membership interests of Integrated Systems Consulting, LLC dated as of April 1, 1999.

     10.35     -- Securities Purchase Agreement among BrightStar Information
               Technology Group, Inc., Strong River Investments, Inc., and
               Montrose Investments LTD.

     21.1      -- List of Subsidiaries of the Company.

Exhibits above have been previously filed.