Form 10-K/A
period 2000-12-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2001-04-30
CIK 1050025

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A
MARK ONE
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at April 27, 2001, based on the $0.30 per share closing price for the registrant's common stock on the NASDAQ SmallCap Market was approximately $3,850,334. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

     The number of shares of the registrant's common stock outstanding as of April 27, 2001 was 13,261,888.

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

     To provide our services, we recruit and employ project managers, skilled senior-level consultants, engineers and other technical personnel with both business as well as technical expertise. We believe this combination of business and technical expertise, the breadth and depth of our solution offerings and our ability to deliver these solutions in both the traditional consulting and implementation model, as well as the application outsourcing model, are sources of differentiation for the Company in the market for information technology services and critical factors in its success.

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

DIRECTORS AND EXECUTIVE OFFICERS OF BRIGHTSTAR

     The following table and notes thereto identify and set forth information about the Company's Directors and four executive officers:

                                                                               DIRECTOR
NAME                                AGE          PRINCIPAL OCCUPATION           SINCE
----                                ---          --------------------          --------
Joseph A. Wagda...................  57    Chairman of the Board of               2000
                                          Directors, Chief Executive Officer
                                            of BrightStar and President of
                                            Altamont Capital Management
Kevin J. Murphy...................  41    President and Chief Operating          2001
                                          Officer of BrightStar
Chris V. Turner...................  40    Senior Vice President and Chief
                                          Sales Officer of BrightStar
David L. Christeson...............  36    Vice President of Finance and
                                            Administration and Secretary of
                                            BrightStar
W. Barry Zwahlen..................  55    Managing Partner of Information        2000
                                            Management Associates
Jennifer T. Barrett...............  50    Group Leader, Data Products            1998
                                          Division, Acxiom Corporation
Thomas Hudgins....................  60    Cofounder of Polaris Group, Inc.       2001

     Joseph A. Wagda became interim Chief Executive Officer, effective October 2, 2000, and has been a director of BrightStar since April 2000. Mr. Wagda was elected Chairman of the Board of Directors on March 21, 2001. Prior to his appointment as CEO, he also was a member of the Audit and Compensation Committees, President of Altamont Capital Management, Inc., and a licensed attorney, Mr. Wagda's business emphasizes special situation consulting and investing, including involvement in distressed investments and venture capital opportunities. Mr. Wagda also is a director of Abraxas Petroleum Corporation, an independent oil and gas company with operations in Texas and Canada. Previously, Mr. Wagda was President and CEO of American Heritage Group, a modular homebuilder, and a Senior Managing Director and co-founder of the Price Waterhouse corporate finance practice. He also served with the finance staff of Chevron Corporation and in the general counsel's office at Ford Motor Company.

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

     W. Barry Zwahlen has been a director with BrightStar since July 2000. Mr. Zwahlen presently is the Managing Partner of Information Management Associates, a retained executive search firm, which he founded in 1986. Mr. Zwahlen focuses his practice on the recruitment of CIO and CTO candidates for technology clients and the recruitment of executive level Information technology consultants for systems integration professional services firms. Mr. Zwahlen is Chairman of the Board's Audit Committee and serves on the Board's Compensation Committee.

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

     Mr. Hudgins became a director of BrightStar in April 2001. He cofounded and, until recently, served as Managing Director of Polaris Group, Inc., a corporate finance and mergers and acquisitions advisory firm. Prior to forming Polaris in 1999, he was Executive Vice President and cofounder of Delta-X Corp., a leading developer, manufacturer and marketer of software and electronic automation equipment for the international oil and gas industry. He is a past president of the Houston Chapter of the American Institute of Industrial Engineers, a member of the Society of Petroleum Engineers and a Registered Professional Engineer. Tom received a B.S. degree in Industrial Engineering from Texas Tech University. Mr. Hudgins serves as Chairman of the Board's Audit Committee.

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

     On January 12, 2001, we received a letter from the Nasdaq Staff stating that because the bid price of our stock had been below $1.00 per share for thirty consecutive trading days, our securities could be delisted from the Nasdaq National Marketplace unless, during the 90 days ended April 12, 2001, the bid price of our stock closed above $1.00 for at least 10 consecutive trading days, which it did not. In addition, on January 22, 2001, we received a determination letter from the Nasdaq staff advising us that the Company's securities were subject to being delisted from the Nasdaq National Marketplace for failure to maintain compliance with the $4 million net tangible asset requirement of Marketplace Rule 4450(a)(3). On March 8, 2001, the Company received a letter from Nasdaq informing it that the Company's common stock had failed to maintain a minimum market value of public float ("MVPF") of $5 million over the last 30 consecutive trading days as required by the Nasdaq National Market under Marketplace Rule 4450(a)(2) (the "Rule"). Therefore, in accordance with Marketplace Rule 4310(c)(8)(B), the Company will be provided 90 calendar days, or until June 6, 2001, to regain compliance with this Rule. If at anytime before June 6, 2001, the MVPF of the Company's common stock is at least $5 million for a minimum of 10 consecutive trading days, the Nasdaq Staff will make a determination as to whether the Company complies with this Rule. However, if the Company is unable to demonstrate compliance with this Rule on or before June 6, 2001, the Nasdaq Staff will provide the Company with written notification that it did not regain compliance. On January 29, 2001, the Company requested a hearing before the Nasdaq Listing Qualifications Panel (the "Panel") to discuss the Company's plan to achieve and sustain compliance with all Nasdaq listing requirements. The hearing was held on March 9, 2001. The Company received letters from Nasdaq on April 18, 2001 and April 23, 2001 notifying it that it would be transferred from The Nasdaq National Market to The Nasdaq SmallCap Market on April 20, 2001 and granted a conditional exception from meeting certain of The Nasdaq SmallCap Market's continued listing standards. First, the Company, by May 1, 2001, must file a proxy statement that evidences its intention to seek shareholder approval of a reverse stock split. Secondly, it must meet the $1.00 minimum bid price standard for at least ten consecutive days starting no later than June 28, 2001. Thirdly, it must file a Form 10-Q by May 15, 2001 demonstrating at least $8.0 million of shareholder equity at March 31, 2001 (in lieu of meeting the $2.5 million net tangible asset test, which the Company does not currently meet). Finally, it must be in compliance with all other applicable listing standards by June 28, 2001. The Company believes that it will be able to meet these requirements and retain its listing on The Nasdaq SmallCap Market, but there is no assurance that it will do so. If it is delisted from The Nasdaq SmallCap Market, it is expected to be transferred to the OTC Bulletin Board market.

     Effective March 21, 2001, George Siegel, Chairman, resigned from the Board of Directors, and Joseph A. Wagda, interim Chief Executive Officer, was elected Chairman of the Board of Directors.

     Effective May 1, 2001, Kenneth A. Czaja has been appointed Vice President, Finance and Chief Financial Officer, succeeding Mr. Christeson whose resignation as Vice President Finance and Administration is effective at close of business on April 30, 2001.

ITEM 2: PROPERTIES

     BrightStar's principal executive offices are located at 4900 Hopyard Road, Suite 200, Pleasanton, California 94588. The Company's lease on these premises covers approximately 5,600 square feet and expires December 31, 2003.

     The Company also operates through leased facilities in:

     - Dallas, TX

     - Lafayette, LA

     - Quincy, MA

     - Little Rock, AR

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

                                                        1999               2000
                                                   ---------------   -----------------
                                                    HIGH     LOW      HIGH       LOW
                                                   ------   ------   -------   -------
First Quarter....................................  $11.00   $3.688   $11.625   $6.0625
Second Quarter...................................  $5.844   $ 3.12   $ 8.625   $  2.75
Third Quarter....................................  $ 5.00   $2.875   $  4.00   $ 2.063
Fourth Quarter...................................  $10.50   $ 3.00   $  2.25   $ 0.281

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

          6. Concurrently with the closing of its initial public offering, BrightStar issued to Software Consulting Services America, LLC ("SCS America") and the stockholder's of the other companies acquired concurrently with the closing of BrightStar's initial public offering (the "Founding Compa-nies") an aggregate of 1,982,645 shares of common stock in connection with the acquisition of the Founding Companies.

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

                                            YEAR ENDED                   YEAR ENDED
                                          SEPTEMBER 30,                 DECEMBER 31,
                                         ----------------   ------------------------------------
HISTORICAL OPERATIONS DATA:               1996     1997        1998         1999         2000
---------------------------              ------   -------   ----------   ----------   ----------
Revenue................................  $9,227   $12,190   $   63,584   $  103,449   $   61,612
Cost of revenue........................   7,659    10,063       45,409       76,476       42,442
Selling, general and administrative
  expenses.............................   1,555     1,668       15,445       26,797       27,251
Stock compensation expense.............      --       305        6,766          468           --
In process research & development......      --        --        3,000           --           --
Restructuring charge...................      --        --        7,614           --        2,237
Write down of goodwill.................      --        --           --           --       42,479
Depreciation and amortization..........     101       135        1,652        3,056        3,244
                                         ------   -------   ----------   ----------   ----------
     Income (loss) from operations.....     (88)       19      (16,302)      (3,348)     (56,041)
Other income (expense), net............     124        33          158          (15)         (19)
Interest expense.......................     (67)      (96)         (66)        (518)        (519)
Income tax provision (benefit).........      --         6          612       (1,313)       2,174
Income (loss) on discontinued
  operations...........................      --        --          278       (7,447)        (910)
                                         ------   -------   ----------   ----------   ----------
          Net income (loss)............  $  (31)  $   (50)  $  (16,544)  $  (10,015)  $  (59,663)
                                         ======   =======   ==========   ==========   ==========
Average common shares:
  Basic and diluted....................      --        --    6,275,031    8,642,034    9,959,995

                                                  SEPTEMBER 30,           DECEMBER 31,
                                                 ---------------   ---------------------------
HISTORICAL BALANCE SHEET DATA:                    1996     1997     1998      1999      2000
------------------------------                   ------   ------   -------   -------   -------
Working capital................................  $  233   $  337   $14,348   $10,409   $(5,132)
Total assets...................................   1,926    3,501    92,401    85,008    21,154
Stockholders' equity...........................     423      682    70,074    60,451     9,053

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

                                                            GOODWILL
                                                           CHARGED TO
                                                          EARNINGS IN
                                                              2000
                                                         --------------
                                                         (IN THOUSANDS)
Australia..............................................     $22,622
Cogent Technologies, LLC...............................       1,433
Continuing U.S. operations.............................      18,424
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

  Restructuring Charges

     During the fourth quarter of 1998, the Company completed a review of each of its businesses and the services it provides. At the completion of this review, the Company developed and the Board approved a reorganization plan (the "Plan") with strategic actions to:

     - Consolidate the sales, finance, and administrative functions at the BrightStar level, forming a consolidated sales force and consolidated finance group; and

     - Realign the operations of each of the individual wholly owned subsidiaries into operating divisions consistent with the Company's lines of businesses.

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

     The categories of the 2000 and 1998 restructuring charges and the subsequent utilization are summarized below:

                                                        AMOUNTS       AMOUNTS     AMOUNTS TO
                                                      CHARGED TO    CHARGED TO     BE PAID
                                                      EARNINGS IN   EARNINGS IN     BEYOND
                                                         2000          1998          2000
                                                      -----------   -----------   ----------
                                                                  (IN THOUSANDS)
Workforce severance.................................    $1,000        $4,960         $161
Asset impairment....................................       500         1,171           --
Lease and other contract obligations................       737         1,483          692
                                                        ------        ------         ----
                                                        $2,237        $7,614         $853
                                                        ======        ======         ====

  Stock Compensation Expense

     In connection with the offering and acquisition of the Founding Companies, certain directors and members of management received 648,126 shares of common stock. These shares, valued at $11.70, were recorded as deferred compensation and were charged to stock compensation expense over a one-year period based upon the terms of a stock repurchase agreement between the Company and related shareholders. Total stock compensation expense recorded during 1999 and 1998 in connection with the above was $468,000 and $6.8 million, respectively. At December 31, 1998, certain members of management were terminated in connection with the 1998 restructuring plan described above. As a result, the remaining deferred compensa-tion totaling $2.1 million, attributable to the shares held by these terminated employees, was charged to expense and is included in the 1998 restructuring charge.

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

     Our revenue and results of operations will fluctuate significantly from quarter to quarter, or year to year, because of a number of factors which may lead to reduced prices for our common stock, including but not limited to:

     - the utilization of billable consultants;

     - changes in the demand for IT services;

     - the rate of hiring and the productivity of revenue-generating personnel;

     - the availability of qualified e-commerce professionals;

     - the significance of client engagements commenced and completed during a quarter;

     - the ability to complete fixed fee engagements in a timely and profitable manner;

     - the decision of our clients to retain us for expanded or ongoing services;

     - the number of business days in a quarter;

     - changes in the relative mix of our services;

     - changes in the pricing of our services;

     - the timing and rate of entrance into new geographic or e-commerce markets;

     - departures or temporary absences of key revenue-generating personnel;

     - the structure and timing of acquisitions; and

     - general economic factors.

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

     As an integral part of our business strategy, we will seek to expand by acquiring additional information technology related businesses. We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into our company, without substantial costs, delays or other operational or financial difficulties. In addition, acquisitions involve a number of other risks, including:

     - failure of the acquired businesses to achieve expected results;

     - diversion of management's attention and resources to acquisitions;

     - failure to retain key customers or personnel of the acquired businesses; and

     - risks associated with unanticipated events, liabilities or contingencies.

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

     The market for e-commerce services is highly competitive and fragmented, is subject to rapid change and has low barriers to entry. We compete for potential clients with systems consulting and implementation firms, multinational accounting firms, software application firms, service groups of computer equipment companies, facilities management companies, general management consulting firms, programming companies and technical personnel and data processing outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than our company. In addition, we compete with our clients' internal management information systems departments. We believe the principal competitive factors in the e-commerce services industry include:

     - responsiveness to client needs;

     - availability of technical personnel;

     - speed of applications development;

     - quality of service;

     - price;

     - project management capabilities;

     - technical expertise; and

     - ability to provide a wide variety of e-commerce services.

     We believe that our ability to compete also depends in part on a number of factors outside of our control, including:

     - the ability of our competitors to hire, retain and motivate qualified technical personnel;

     - the ownership by competitors of software used by potential clients;

     - the development of software that would reduce or eliminate the need for certain of our services;

     - the price at which others offer comparable services; and

     - the extent of our competitors' responsiveness to client needs.

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

UNAUDITED QUARTERLY DATA

                                                    2000                                       1999
                                   ---------------------------------------   -----------------------------------------
                                    FOURTH     THIRD     SECOND     FIRST     FOURTH      THIRD     SECOND      FIRST
                                   --------   --------   -------   -------   ---------   -------   ---------   -------
Revenue..........................  $  9,988   $ 13,923   $18,096   $19,605   $ 21,608    $26,830    $29,511    $25,500
Gross profit.....................     2,559      4,654     5,604     6,353      5,736      6,758      8,715      5,764
Income (loss) from continuing
  operations.....................   (20,152)   (33,657)   (4,271)     (673)    (2,653)       488        429       (832)
Income (loss) from discontinued
  operations.....................       273       (960)     (223)       --     (7,473)      (123)       (93)       242
Net income (loss)................   (19,879)   (34,617)   (4,494)     (673)   (10,126)       365        336       (590)
Per share basis: basic and
  diluted
Continuing operations............  $  (1.75)  $  (3.34)  $ (0.46)  $  (.08)  $  (0.31)   $  0.05    $  0.05    $ (0.10)
Discontinued operations..........       .02      (0.10)    (0.02)       --      (0.86)     (0.01)     (0.01)      0.03
                                   --------   --------   -------   -------   --------    -------    -------    -------
                                   $  (1.73)  $  (3.44)  $ (0.48)  $  (.08)  $  (1.17)   $  0.04    $  0.04    $ (0.07)
                                   ========   ========   =======   =======   ========    =======    =======    =======

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

ITEM 11: EXECUTIVE COMPENSATION

     The following table contains information concerning compensation earned by Messrs. Siegel, Wagda, Ober and Christeson, all named executive officers of BrightStar for 2000. In addition the table includes the compensation of Mr. Daniel Arra, Vice President, who resigned effective January, 2001.

                           SUMMARY COMPENSATION TABLE

                                                       BASE                 TOTAL CASH
                                                      SALARY     BONUS     COMPENSATION
                                                     --------   --------   ------------
George M. Siegel............................  2000   $183,333         --     $183,333
                                              1999    109,500         --      109,500
Joseph A. Wagda.............................  2000     91,500         --       91,500
Michael A. Ober.............................  2000    243,000         --      243,000
                                              1999    300,000         --      300,000
                                              1998    183,917   $ 70,000      253,917
David L. Christeson.........................  2000    147,019     25,000      172,019
                                              1999     92,556         --       92,556
Daniel Arra.................................  2000    200,000     75,000      275,000
                                              1999    180,335    136,819      317,154
                                              1998    120,000    234,295      354,295

STOCK OPTIONS

     The following table contains information concerning the grant of stock options to each of our named executive officers during 2000 under our 1997 Plan.

                  STOCK OPTION GRANTS IN THE 2000 FISCAL YEAR

                                                  INDIVIDUAL GRANTS
                                  --------------------------------------------------
                                  NUMBER OF     % OF TOTAL
                                  SECURITIES     OPTIONS
                                  UNDERLYING    GRANTED TO    EXERCISE                 POTENTIAL REALIZABLE
                                   OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION        VALUE FOR
NAME                               GRANTED     FISCAL YEAR    ($/SH)(2)      DATE         OPTION TERM(1)
----                              ----------   ------------   ---------   ----------   --------------------
George M. Siegel................    60,000          *           $6.00       4/2010           $22,800
                                    23,000          *            7.00       4/2010             8,740
Joseph A. Wagda.................    13,500          *            6.00       6/2010             5,130
                                   162,210          *            1.00      11/2010            61,640
Michael A. Ober.................        --          *              --
David L. Christeson.............    10,000          *            7.00       4/2010             3,800
                                    10,000          *            3.00       7/2010             3,800
                                    40,000          *            6.00       7/2010            15,200
                                     5,000          *            1.00      12/2010             1,900
Daniel Arra(3)..................    32,000          *            1.00      12/2010            12,160

---------------

 *  Less than 1%.

(1) Based on Black-Scholes model and assumes a risk free interest rate of 6.00%, price volatility of 192% and a dividend yield of 0%.

(2) Effective November 29, 2000, options for employees , directors and certain contractors were repriced at $1.00 per share.

AGGREGATED OPTION EXERCISES IN 2000 AND YEAR-END OPTION VALUES

     The following table sets forth information for each of our named executive officers with respect to options to purchase our Common Stock held as of December 31, 2000.

                                                            NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                          SHARES ACQUIRED      VALUE      OPTIONS AT 12/31/00(#)(1)       AT 12/31/00($)(2)
NAME                      ON EXERCISE(#)    REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                      ---------------   -----------   -------------------------   -------------------------
George M. Siegel(3).....               --       --                   0/157,900                   --
Joseph A. Wagda.........               --       --                   175,710/0                   --
Michael A. Ober.........               --       --                          --                   --
David L.
  Christeson(4).........               --       --                   0/ 75,000                   --
Daniel Arra(4)..........               --       --                   0/190,000                   --

---------------

(1) No stock appreciation rights (SARs) were outstanding during 2000.

(2) The fair market value of the our common stock at the close of business on December 29, 2000 was $0.375 per share.

(3) All options vested upon resignation.

(4) Options expired upon resignation.

EMPLOYMENT AGREEMENTS

     Mr. Wagda performed services for us in 2000 subject to a contract between the Company and Altamont Capital Management ("Altamont"), a company controlled by Mr. Wagda. The Company owes Altamont $101,130 for services performed by Mr. Wagda through September 15, 2000. From September 16, 2000,

Altamont received a retainer of $20,000 per month for the first 80 hours of Mr. Wagda's services each month. For each hour in excess of 80 hours per month, Mr. Wagda received 300 options to purchase common stock at $1.00 per share. The agreement was terminated by Altamont and the Company in January 2001, at which time Mr. Wagda became an employee of the Company, effective February 1, 2001. Mr. Wagda's agreement with the Company provided for a base salary of $20,000 per month. In addition, Mr. Wagda was granted 228,210 incentive stock options to purchase common stock at $1.00 per share, in exchange for 228,210 options previously awarded as non-qualifed options. Mr. Wagda was granted an additional 101,850 options in February and March 2001. Effective May 1, 2001, Mr. Wagda's base salary will increase to an annual rate of $275,000 per year, pursuant to a new agreement which is being finalized. Mr. Wagda is also eligible to receive a bonus of up to 200% of his cash compensation paid in 2001 at the discretion of the Board of Directors. Additionally, the Compensation Committee re-priced the 330,060 options earned by Mr. Wagda through March 31, 2001 to a strike price of $0.29 per share and granted him an additional 450,000 options at a $0.29 strike price, which vest daily through 2001. Mr. Wagda's employment may be terminated without case upon three month's notice, subject to a minimum term of employment through December 31, 2001. Mr. Wagda is eligible to participate in all of the Company's employee benefit plans.

     Mr. Murphy entered into a three year employment contract with the Company on January 16, 2001. Mr. Murphy's agreement provides for a base salary of $250,000 in the first year, $300,000 the second year and $350,000 in the third year of the contract. Mr. Murphy is eligible to receive a bonus of up to 200% of his salary based upon the achievement of certain operating metrics of the Company. Upon joining the Company, Mr. Murphy was provided 500,000 options to purchase common stock for $1.00 per share and will be provided a minimum of 100,000 options at market rate on each anniversary date of his employment. One third of Mr. Murphy's options will vest after the first year of his employment, with remaining options vesting monthly over the next two years of employment. All subsequent option grants will vest in the same manner. In addition, Mr. Murphy was awarded $100,000 and 100,000 shares of common stock upon his commencement of employment with the Company as reimbursement of contingent compensation from his previous employer, which was lost as a result of his employment with the Company. Mr. Murphy may terminate his agreement upon 30 days notice. If the Company terminates Mr. Murphy's employment for reasons other than "cause or disability," as defined in the agreement, then Mr. Murphy is entitled to 12 months severance at his existing salary at the time of termination. If the termination does not occur within the 365-day period following either January 16, 2001 or a Change of Control, as defined in the agreement, then, for a period of 12 months following the date of termination, Mr. Murphy's options will continue to vest, as described above. All of Mr. Murphy's options will immediately vest if the termination occurs within 365 days of a Change in Control. Upon joining the Company, Mr. Murphy was eligible to participate in all of the Company's employee benefit plans.

     Mr. Turner entered into a three year employment contract with the Company on January 16, 2001. Mr. Turner's agreement provides for a base salary of $210,000 in the first year, $235,000 the second year and $260,000 in the third year of the contract. Mr. Turner is eligible to receive a bonus of up to 200% of his base salary upon the achievement of certain operating metrics of the Company. Upon joining the Company, Mr. Turner was provided 225,000 options to purchase common stock for $1.00 per share and will be provided a minimum of 25,000 options at market rate on each anniversary date of his employment. One third of Mr. Turner's options will vest after the first year of his employment, with the remaining options vesting monthly over the next two years of employment. All subsequent option grants will vest in the same manner. Mr. Turner's employment agreement provides for the same termination provisions as described above for Mr. Murphy. Upon joining the Company, Mr. Turner was eligible to participate in all of the Company's employee benefit plans.

     Mr. Ober entered into an Executive Employment Agreement in connection with our initial public offering. Mr. Ober resigned effective October 2, 2000. The provisions of his severance agreement are currently being negotiated.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains certain information regarding beneficial ownership of our common stock as of April 16, 2001 by (i) persons known to us to be the beneficial owner of more than 5% of our common stock, and their respective addresses (ii) each of our current directors, (iii) the Chief Executive Officer and each of our two other executive officers, and (iv) all directors and executive officers as a group.

                                                               SHARES BENEFICIALLY
                                                                      OWNED
                                                              ---------------------
                                                              NUMBER(1)     PERCENT
                                                              ---------     -------
5% BENEFICIAL OWNERS:
  Strong River Investments, Inc. ...........................    923,353       7.0%
  Wickhams Cay I, Vanterpool Plaza
     P.O. Box 873
     Road Town, Tortolla. B.V.I

  Montrose Investments Ltd..................................  1,042,793       7.9%
     300 Crescent Court, Suite 700
     Dallas, Texas 75201

  Brian R. Blackmarr........................................    692,530       5.2%
     4433 Belclaire
     Dallas, Texas 75205
NON-EMPLOYEE DIRECTORS:(2)
  Jennifer T. Barrett.......................................     30,000         *
  W. Barry Zwahlen..........................................    110,000         *
  Thomas A. Hudgins.........................................    144,343       1.1%
EXECUTIVE OFFICERS:
  Joseph A. Wagda(3)........................................    664,660       5.0%
  Kevin J. Murphy...........................................    100,000         *
  David L. Christeson.......................................      8,500         *
All directors and executive officers as a group (6
  persons)..................................................  1,057,503       8.0%

---------------

 *  Less than 1%

(1) Represents shares held directly and with sole voting and investment power, except as noted, or with voting and investment power shared with a spouse.

(2) Includes immediately exercisable options to purchase 30,000, 110,000 and 10,000 shares of common stock respectively, for Ms. Barrett, Mr. Zwahlen and Mr. Hudgins.

(3) Includes 184,600 common shares owned and 480,060 of options to purchase common shares that are exercisable or will be exercisable within 60 days.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Altamont Capital Management, Inc. ("Altamont"), a company wholly owned by Joseph A, Wagda and his spouse, received $40,000 in respect of services performed for the Company by Mr. Wagda as Chief Executive Officer starting on September 16, 2000. The Company is obligated to pay Altamont $101,130 for services performed by Mr. Wagda as a consultant to the Company prior to September 16, 2000. Thomas A. Hudgins received $162,000 during 2000 as severance payments in respect of the termination of his employment with the Company in January 1999, pursuant to his employment agreement entered into with the Company in April 1998 in connection with the formation of the Company and the company has no further obligations to him in respect of his prior employment. In December 2000, the Company became obligated to pay to Strong River Investments, Inc. and Montrose Investments Ltd. approximately $900,000, in the aggregate, in respect of certain registration obligations of the Company. Also, see item 11.

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

     (b) Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K/A and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Pleasanton, State of California, on the 30th day of April 2001.

                                            BRIGHTSTAR INFORMATION
                                            TECHNOLOGY GROUP, INC.

                                            By:     /s/ JOSEPH A. WAGDA
                                              ----------------------------------
                                                       Joseph A. Wagda
                                                   Chief Executive Officer
                                                (Principal Executive Officer)

     Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on April 30, 2001:

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                 /s/ JOSEPH A. WAGDA                   Chief Executive Officer and       April 30, 2001
-----------------------------------------------------    Chairman of the Board of
                   Joseph A. Wagda                       Directors (Principal
                                                         Executive Officer)

                 /s/ KEVIN J. MURPHY                   President and Chief Operating     April 30, 2001
-----------------------------------------------------    Officer
                   Kevin J. Murphy

               /s/ DAVID L. CHRISTESON                 Principal Financial and           April 30, 2001
-----------------------------------------------------    Accounting Officer
                 David L. Christeson

               /s/ JENNIFER T. BARRETT                 Director                          April 30, 2001
-----------------------------------------------------
                Jennifer T. Bartlett

                /s/ W. BARRY ZWAHLEN                   Director                          April 30, 2001
-----------------------------------------------------
                  W. Barry Zwahlen

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

                                            /s/ GRANT THORNTON LLP

San Jose, California
March 23, 2001, except for the information in the last paragraph of Note 7, as to which the date is April 12, 2001.

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

DELOITTE & TOUCHE LLP

Dallas, Texas
March 30, 1999

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Current assets:
  Cash......................................................    $     --       $    973
  Trade accounts receivables, net of allowance for doubtful
     accounts of $320 in 2000 and $1,987 in 1999............       6,249         16,127
  Unbilled revenue..........................................          --          1,591
  Deferred tax asset........................................          --          1,712
  Income tax receivable.....................................          --            810
  Prepaid expenses and other................................         365          1,166
  Net assets of discontinued operations.....................         336          4,000
                                                                --------       --------
          Total current assets..............................       6,950         26,379
Property and equipment......................................       5,281          6,736
  Less -- accumulated depreciation..........................      (3,123)        (2,720)
                                                                --------       --------
  Property and equipment, net...............................       2,158          4,016
Goodwill....................................................      14,224         56,848
  Less -- accumulated amortization..........................      (2,224)        (2,284)
                                                                --------       --------
  Goodwill, net.............................................      12,000         54,564
Other.......................................................          46             49
                                                                --------       --------
          Total.............................................    $ 21,154       $ 85,008
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit............................................    $  3,597       $     --
  Accounts payable..........................................       2,195          4,063
  Acquisition payables......................................       1,693          2,000
  Restructuring reserve.....................................         853          1,761
  Accrued salaries and other expenses.......................       2,520          8,105
  Payable to stockholders...................................         900             --
  Deferred revenue..........................................         324             41
                                                                --------       --------
          Total current liabilities.........................      12,082         15,970
Line of credit..............................................          --          8,579
Other liabilities...........................................          19              8
Commitments and contingencies...............................          --             --
Stockholders' equity:
  Common stock, $0.001 par value; 35,000,000 shares
     authorized; 11,545,057 and 8,642,034 shares issued and
     outstanding in 2000 and 1999, respectively.............          12              9
Additional paid-in capital..................................      98,244         89,693
Common stock warrant and option.............................         100            100
Deferred stock compensation.................................          --             --
Accumulated other comprehensive income (loss)...............        (118)           171
Accumulated deficit.........................................     (89,185)       (29,522)
                                                                --------       --------
          Total stockholders' equity........................       9,053         60,451
                                                                --------       --------
          Total.............................................    $ 21,154       $ 85,008
                                                                ========       ========

                 See notes to consolidated financial statements

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Revenue..................................................  $   61,612   $  103,449   $   63,584
Cost of revenue..........................................      42,442       76,476       45,409
                                                           ----------   ----------   ----------
Gross profit.............................................      19,170       26,973       18,175
Operating expenses:
  Selling, general and administrative....................      27,251       26,797       15,445
  Stock compensation.....................................          --          468        6,766
  In process research & development......................          --           --        3,000
  Restructuring charge...................................       2,237           --        7,614
  Impairment of goodwill.................................      42,479           --           --
  Goodwill amortization..................................       1,376        1,423          883
  Depreciation and amortization..........................       1,868        1,633          769
                                                           ----------   ----------   ----------
          Total operating expenses.......................      75,211       30,321       34,477
  Loss from operations...................................     (56,041)      (3,348)     (16,302)
  Other income (expense).................................         (19)         (15)         158
  Interest expense, net..................................        (519)        (518)         (66)
                                                           ----------   ----------   ----------
  Loss from continuing operations before income taxes....     (56,579)      (3,881)     (16,210)
Income tax provision (benefit)...........................       2,174       (1,313)         612
                                                           ----------   ----------   ----------
Loss from continuing operations..........................     (58,753)      (2,568)     (16,822)
Discontinued operations:
  Income (loss) from discontinued operations, net of
     tax.................................................        (910)        (648)         278
  Loss on disposal of discontinued operations, net of
     tax.................................................          --       (6,799)          --
                                                           ----------   ----------   ----------
  Total discontinued operations..........................        (910)      (7,447)         278
                                                           ----------   ----------   ----------
          Net loss.......................................  $  (59,663)  $  (10,015)  $  (16,544)
                                                           ==========   ==========   ==========
Net income (loss) per share (basic and diluted):
  Loss from continuing operations........................  $    (5.90)  $    (0.30)  $    (2.68)
  Income (loss) from discontinued operations.............       (0.09)       (0.86)        0.04
                                                           ----------   ----------   ----------
  Net loss...............................................  $    (5.99)  $    (1.16)  $    (2.64)
                                                           ==========   ==========   ==========
Weighted average shares outstanding (basic and
  diluted):..............................................   9,959,995    8,642,034    6,275,031
                                                           ==========   ==========   ==========

                 See notes to consolidated financial statements

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        COMMON STOCK       ADDITIONAL                      COMMON
                                                     -------------------    PAID-IN-       COMMON       STOCK WARRANT
                                                       SHARES     AMOUNT    CAPITAL     STOCK PAYABLE    AND OPTION
                                                     ----------   ------   ----------   -------------   -------------
Balance, January 1, 1998...........................      13,068   $ 318          --             --             --
  Issuance of common stock in public offering......   4,887,500       5     $58,635                         $ 450
  Stock used for acquisition of Founding
    Companies......................................   1,408,120       1      15,934        $ 5,300
  Common stock issued to management and
    promoters......................................     648,126       1       7,582
  Stock split to conform Blackmarr.................     999,238    (317)        317
  Exercise of stock warrants.......................      33,007      --         350                          (350)
  Common stock granted to employees................                                          1,575
  Amortization of deferred compensation............
  Write-off of deferred compensation of terminated
    employees......................................
  Net loss.........................................
  Other comprehensive income.......................
                                                     ----------   -----     -------        -------          -----
Balance, December 31, 1998.........................   7,989,059       8      82,818          6,875            100
  Stock issued to owners of Founding Company.......     441,400       1       5,300         (5,300)
  Common stock issued to directors and
    management.....................................      11,575
  Common stock issued to employees.................     200,000               1,575         (1,575)
  Amortization of deferred compensation............
  Net loss.........................................
  Other comprehensive income (loss)................
                                                     ----------   -----     -------        -------          -----
Balance, December 31, 1999.........................   8,642,034       9      89,693             --            100
  Stock issued in private placement................     709,555       1       6,103             --             --
  Exercise of stock warrants.......................   1,525,000       1          --             --             --
  Stock issued in connection with acquisition of
    ISC............................................     668,468       1       2,448             --             --
  Net loss.........................................
  Other comprehensive income (loss)................
                                                     ----------   -----     -------        -------          -----
Balance, December 31, 2000.........................  11,545,057   $  12     $98,244        $    --          $ 100
                                                     ==========   =====     =======        =======          =====

                                                              ACCUMULATED
                                                                 OTHER
                                                             COMPREHENSIVE   RETAINED        TOTAL       COMPREHENSIVE
                                                UNEARNED        INCOME       EARNINGS    STOCKHOLDERS'      INCOME
                                              COMPENSATION      (LOSS)       (DEFICIT)      EQUITY          (LOSS)
                                              ------------   -------------   ---------   -------------   -------------
Balance, January 1, 1998....................         --             --       $    327      $    645
  Issuance of common stock in public
    offering................................                                                 59,090
  Stock used for acquisition of Founding
    Companies...............................                                   (3,290)       17,945
  Common stock issued to management and
    promoters...............................    $(7,583)                                         --
  Stock split to conform Blackmarr..........                                                     --
  Exercise of stock warrants................
  Common stock granted to employees.........                                                  1,575
  Amortization of deferred compensation.....      5,055                                       5,055
  Write-off of deferred compensation of
    terminated employees....................      2,060                                       2,060
  Net loss..................................                                  (16,544)      (16,544)       $(16,544)
  Other comprehensive income................                     $ 248                          248             248
                                                -------          -----       --------      --------        --------
Balance, December 31, 1998..................       (468)           248        (19,507)       70,074        $(16,296)
                                                                                                           ========
  Stock issued to owners of Founding
    Company.................................                                                      1
  Common stock issued to directors and
    management..............................                                                     --
  Common stock issued to employees..........                                                     --
  Amortization of deferred compensation.....        468                                         468
  Net loss..................................                                  (10,015)      (10,015)       $(10,015)
  Other comprehensive income (loss).........                       (77)                         (77)            (77)
                                                -------          -----       --------      --------        --------
Balance, December 31, 1999..................         --            171        (29,522)       60,451        $(10,092)
                                                                                                           --------
  Stock issued in private placement.........                                                  6,104              --
  Exercise of stock warrants................                                                      1              --
  Stock issued in connection with
    acquisition of ISC......................                                                  2,449              --
  Net loss..................................                                  (59,663)      (59,663)        (59,663)
  Other comprehensive income (loss).........                      (289)                        (289)           (289)
                                                -------          -----       --------      --------        --------
Balance, December 31, 2000..................    $    --          $(118)      $(89,185)     $  9,053        $(59,952)
                                                =======          =====       ========      ========        ========

                 See notes to consolidated financial statements

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Operating activities:
  Net loss..............................................    $(59,663)      $(10,015)      $(16,544)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Restructuring charge...............................          --             --          6,443
     Write down of certain intangible and other
       assets...........................................          --             --            841
     In process research and development expense........          --             --          3,000
     (Income) loss from discontinued operations.........         910          7,447           (278)
     Depreciation and amortization......................       3,244          3,056          1,652
     Impairment of goodwill.............................      42,479             --             --
     Effect of exchange rate changes on cash............        (289)           (77)           248
     Changes to allowance for doubtful accounts.........      (1,540)           691            857
     Deferred income taxes..............................       1,712         (1,944)        (1,311)
     Compensation expense on issuance of common stock...          --            468          6,766
     Changes in operating working capital:
       Trade accounts receivable........................       9,817            322         (4,137)
       Income tax refund receivable.....................         950           (810)            38
       Unbilled revenue.................................       1,188            647           (672)
       Prepaid expenses and other assets................         616            268           (167)
       Accounts payable.................................        (581)           521           (299)
       Restructuring reserve............................        (908)        (2,622)
       Accrued salaries other accrued expenses..........      (3,393)         2,340         (3,061)
       Income taxes payable.............................          --         (1,791)         1,509
       Deferred revenue.................................         283         (1,790)         1,210
       Discontinued operations..........................       2,754            813           (149)
                                                            --------       --------       --------
          Net cash used in operating activities.........      (2,421)        (2,476)        (4,054)
Investing activities:
  Cash paid to acquire founding companies...............          --             --        (32,576)
  Cash paid to retire debt of founding companies........          --             --         (9,865)
  Cash paid for acquisitions............................          --         (4,898)        (6,106)
  Proceeds from sale of Australian subsidiary, net of
     cash sold..........................................         701             --             --
  Capital expenditures..................................      (1,224)        (3,354)          (997)
                                                            --------       --------       --------
          Net cash used in investing activities.........        (523)        (8,252)       (49,544)
Financing activities:
  Net borrowings (payments) under line of credit........      (4,982)         8,579             --
  Payments on note payable and capital lease
     obligations........................................          --             --         (2,373)
  Net proceeds from issuance of common stock............       6,953             --         59,090
                                                            --------       --------       --------
          Net cash provided by financing activities.....       1,971          8,579         56,717
                                                            --------       --------       --------
Net increase (decrease) in cash.........................        (973)        (2,149)         3,119
Cash:
  Beginning of period...................................         973          3,122              3
                                                            --------       --------       --------
  End of period.........................................    $     --       $    973       $  3,122
                                                            ========       ========       ========
Supplemental information:
  Interest paid.........................................    $    519       $    518       $     73
                                                            ========       ========       ========
  Income taxes paid.....................................    $     --       $  2,747             --
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

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

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

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

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

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

     Summary operating results and financial data for the discontinued operations for 2000, 1999 and 1998 are as follows:

                                2000                          1999                                        1998
                              --------   ----------------------------------------------   ------------------------------------
                                                               INFRASTRUCTURE                                   INFRASTRUCTURE
                              CONTROLS   TRAINING   CONTROLS      SUPPORT        TOTAL    TRAINING   CONTROLS      SUPPORT
                              --------   --------   --------   --------------   -------   --------   --------   --------------
Net revenue.................   $6,095    $ 4,477    $11,064        $8,635       $24,176    $4,465    $ 9,795        $3,084
Cost of revenue.............    4,384      3,156      8,145         8,678        19,979     3,288      6,971         2,501
Operating expenses..........    1,801      1,582      3,303            70         4,955     1,208      2,908            --
                               ------    -------    -------        ------       -------    ------    -------        ------
Operating income (loss).....      (90)      (261)      (384)         (113)         (758)      (31)       (84)          583
Loss on discontinued
  operations, net of tax....   $ (910)   $(1,173)   $(6,206)       $  (68)      $(7,447)   $  (22)   $   (50)       $  350
                               ======    =======    =======        ======       =======    ======    =======        ======
Current assets..............   $  336               $ 1,542                     $ 1,542    $  263    $ 3,122
Property and equipment,
  net.......................       --                   720                         720       244        996
Deferred income taxes.......       --                   320                         320        --         --
Goodwill, net...............       --                 3,234                       3,234     1,667      7,046
Other assets................       --                    19                          19        36         49
                               ------               -------                     -------    ------    -------
        Total assets........      336                 5,835                       5,835     2,210     11,213
Provision for loss until
  disposal..................       --                   800                         800        --         --
Other current liabilities...       --                 1,035                       1,035       214        949
                               ------               -------                     -------    ------    -------
        Total liabilities...       --                 1,835                       1,835       214        949
                               ------               -------                     -------    ------    -------
Net assets of discontinued
  operations................   $  336               $ 4,000                     $ 4,000    $1,996    $10,264
                               ======               =======                     =======    ======    =======

                               1998
                              -------

                               TOTAL
                              -------
Net revenue.................  $17,344
Cost of revenue.............   12,760
Operating expenses..........    4,116
                              -------
Operating income (loss).....      468
Loss on discontinued
  operations, net of tax....  $   278
                              =======
Current assets..............  $ 3,385
Property and equipment,
  net.......................    1,240
Deferred income taxes.......
Goodwill, net...............    8,713
Other assets................       85
                              -------
        Total assets........   13,423
Provision for loss until
  disposal..................       --
Other current liabilities...    1,163
                              -------
        Total liabilities...    1,163
                              -------
Net assets of discontinued
  operations................  $12,260
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

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

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

     The categories of the 2000 and 1998 restructuring charges and the remaining payments are summarized below:

                                                           AMOUNTS       AMOUNTS     AMOUNTS TO
                                                         CHARGED TO    CHARGED TO     BE PAID
                                                         EARNINGS IN   EARNINGS IN     BEYOND
                                                            2000          1998          2000
                                                         -----------   -----------   ----------
                                                                     (IN THOUSANDS)
Workforce severance....................................    $1,000        $4,960         $161
Asset impairment.......................................       500         1,171           --
Lease and other contract obligations...................       737         1,483          692
                                                           ------        ------         ----
                                                           $2,237        $7,614         $853
                                                           ======        ======         ====

(5) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Computer equipment and software.............................  $ 3,998   $ 5,099
Furniture, fixtures and office equipment....................      790     1,294
Leasehold improvements......................................      493       343
                                                              -------   -------
          Total.............................................    5,281     6,736
Accumulated depreciation and amortization...................   (3,123)   (2,720)
                                                              -------   -------
          Property and equipment, net.......................  $ 2,158   $ 4,016
                                                              =======   =======

(6) ACCRUED SALARIES AND OTHER EXPENSES

     Accrued salary and other expenses consist of the following:

                                                                 DECEMBER 31,
                                                               ----------------
                                                                2000      1999
                                                               ------    ------
Accrued payroll and payroll taxes...........................   $  922    $3,901
Accrued operating losses on discontinued operations.........       --       800
Accrued losses on fixed fee contract........................       --     1,263
Accrued legal fees and settlements..........................      595       550
Other accrued expenses......................................    1,003     1,591
                                                               ------    ------
          Total accrued expenses............................   $2,520    $8,105
                                                               ======    ======

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

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

     The Company has an additional 299,710 non-qualified stock options outstanding at December 31, 2000. Of the non-qualified options outstanding, 162,210 were issued in 2000 at an exercise price of $1.00 per share for services provided by our interim CEO, and 137,500 were issued in prior years, at prices ranging from $6.00-$13.00 per share, in connection with severance agreement with prior employees of the Company. The exercise periods for the options range from 2004-2010.

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

     Stock Options -- During 1998 and 2000, stock option plans (The 1997 and 2000 Plans) were established, which provide for the issuance of incentive and non-qualified stock options, restricted stock awards, stock appreciation rights or performance stock awards. The total number of shares that may be issued under the Plans is 3,000,000 shares. Options, which constitute the only issuance under the incentive plans, have been generally granted at quoted market price of the Company's common stock on the date of grant. The following table summarizes the plan's stock option activity:

                                                                   WEIGHTED    WEIGHTED
                                                                   AVERAGE     AVERAGE
                                                                   EXERCISE   REMAINING
                                                      SHARES        PRICE        LIFE
                                                    ----------     --------   ----------
Options outstanding at January 1, 1998............          --
Granted in 1998...................................     603,402      $13.00    5.07 years
Exercised.........................................          --
Cancelled.........................................          --
                                                    ----------
Options outstanding at December 31, 1998..........     603,402      $13.00    9.75 years
                                                    ==========
Granted in 1999...................................   1,428,750      $ 6.88
Exercised.........................................          --          --
Cancelled.........................................    (218,664)     $ 9.96
Options outstanding at December 31, 1999..........   1,813,448      $ 8.50    8.41 years
                                                    ----------
Exercisable at December 31, 1999..................     413,929
                                                    ==========
Granted in 2000...................................   1,740,880      $ 1.00
Exercised.........................................          --          --
Cancelled.........................................  (1,630,422)     $ 5.90
Options outstanding at December 31, 2000..........   1,923,946      $ 2.94    9.50 years
                                                    ----------
Exercisable at December 31, 2000..................     737,642(a)
                                                    ==========

---------------

(a) 15,128 and 722,424 options are exercisable at $13.00 and $1.00-$7.00 per share, respectively.

     Pro forma disclosures as if the Company had applied the cost recognition requirements under SFAS No. 123 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                         2000       1999       1998
                                                       --------   --------   --------
Net loss (in thousands)
  As reported........................................  $(59,663)  $(10,015)  $(16,544)
  Pro Forma..........................................  $(62,910)  $(12,048)  $(17,622)
Loss per share -- basic and diluted
  As reported........................................  $  (5.99)  $  (1.16)  $  (2.64)
  Pro Forma..........................................  $  (6.32)  $  (1.39)  $  (2.81)
Weighted average fair value of options granted.......  $   1.00   $   4.39   $   9.71

     Compensation cost for 2000, 1999 and 1998 was calculated in accordance with the Black-Scholes model, using the following weighted average assumptions: (i) expected volatility of 192%, 110% and 60%; (ii) expected dividend yield of 0% in all three years; (iii) expected option term of 10 years in all three years; (iv) risk-free rate of return of 6.00%, 5.86% and 5.60%; and (v) expected forfeiture rate of 11%.

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

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

          4. Effective April 20, 1998, BrightStar issued 33,007 shares of common stock upon the exercise of a warrant held by McFaland, Grossman & Company.

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

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

          10. On January 16, 2001, the prior owners of Cogent Technologies LLC were issued 1,020,000 shares of our common stock in partial settlement of a claim by them related to the unpaid balance of our purchase price of the business of Cogent and amounts due under employment agreements with us. The Company accrued $1.2 million at December 31, 2000 for the settlement.

          11. On February 15, 2001, Kevin J. Murphy was issued 100,000 shares of our common stock in connection with the commencement of his employment with the Company.

          12. On February 15, 2001, certain former employees were issued 346,831 shares of our common stock in satisfaction of $346 of remaining severance payment obligations under prior employment agreements with the Company.

          13. On February 15, 2001, Unaxis Trading Limited was issued 250,000 shares of our common stock in settlement of litigation between the Company and certain affiliates of Unaxis. Pursuant to the settlement agreement (which was agreed upon in principle, on November 3, 2000), if, prior to a sale of these shares by Unaxis, the Company has not exercised its right to call the shares for $1.60 per share, Unaxis may exercise its right to put the shares to the Company for a price of $2.00 per share during the 15 day period commencing on February 1, 2002. At December 31, 2000 the Company had accrued $125, net of the insurable portion, to settle the claim.

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

     In connection with the terms of the acquisition of SCS Unit Trust, certain key employees were granted 200,000 shares of common stock under an incentive stock bonus plan. Based on the share price of $7.88 per share on the date of the grant, the Company recorded stock compensation expense of $1.575 million. At December 31, 1998, these common shares had not been formally issued, and accordingly, were recorded in common stock payable. The shares were issued in 1999.

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

(10) INCOME TAXES

     The components of income (loss) before income taxes from continuing operations and the related income taxes provided for the years ended December 31, 2000, 1999 and 1998, are presented below:

                                                          2000      1999       1998
                                                        --------   -------   --------
Income (loss) before income taxes:
  Domestic............................................  $(49,739)  $(5,803)  $(17,916)
  Foreign:............................................    (6,840)    1,922      1,706
                                                        --------   -------   --------
                                                        $(56,579)  $(3,881)  $(16,210)
                                                        ========   =======   ========

                                                              2000     1999     1998
                                                             ------   -------   -----
Provision (benefit) for income taxes:
  Current:
     Domestic..............................................  $  993   $  (156)  $ 707
     Foreign...............................................    (531)      787     528
  Deferred:
     Domestic..............................................   1,489    (1,721)   (623)
     Foreign...............................................     223      (223)     --
                                                             ------   -------   -----
          Total............................................  $2,174   $(1,313)  $ 612
                                                             ======   =======   =====

     The Company's deferred tax assets are reflected below as of December 31, 2000 and 1999, respectively:

                                                               2000      1999
                                                              -------   ------
Net operating losses........................................  $ 5,751   $   --
Bad debt reserves...........................................      131      628
Restructure reserve.........................................      348      669
Accrued compensation........................................       --      422
Losses on discontinued operations...........................       --      304
Foreign tax assets..........................................      522      223
Change in accounting method.................................     (211)    (398)
Other.......................................................      233      401
                                                              -------   ------
Net deferred tax asset......................................    6,774    2,249
Valuation allowance.........................................   (6,774)    (537)
                                                              -------   ------
                                                              $    --   $1,712
                                                              =======   ======

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

     The table below reconciles the expected U.S. federal statutory tax to the recorded income tax:

                                                           2000      1999      1998
                                                         --------   -------   -------
Provision (benefit) at statutory tax rate..............  $(20,043)  $(2,031)  $(6,270)
State income taxes, net of federal benefit.............        --       103      (111)
Goodwill amortization..................................       482       498       361
Foreign tax............................................        --       564       527
Deferred compensation..................................        --       164     3,041
Goodwill writeoff......................................    15,348        --     1,506
Valuation allowance....................................     6,237      (850)    1,386
Other, net.............................................       150       239       172
                                                         --------   -------   -------
          Total........................................  $  2,174   $(1,313)  $   612
                                                         ========   =======   =======

     The total amount of the Company's net operating loss carryforwards was approximately $15 million as of December 31, 2000. The net operating losses expire up to 20 years from the year originated. The potential realization of tax benefits may be limited under Section 382 of the tax code.

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

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

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

     Employment Agreements -- As of December 31, 2000, the Company had entered into employment agreements with key management personnel which provided for minimum compensation levels and incentive bonuses, along with provisions for termination of benefits in certain circumstances and for certain severance payments in the event of a change in control.

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

     The Company operates in a single segment as a provider of IT services. Since April 16, 1998, and until the sale of our Australian operations in December 2000, the Company has primarily operated in two geographic regions. Prior to April 16, 1998, the Company primarily operated in the United States. Specific information related to the Company's geographic areas are found in the following table:

                                                             YEAR ENDED DECEMBER 31
                       ---------------------------------------------------------------------------------------------------
                                         2000                                       1999                         1998
                       ----------------------------------------   ----------------------------------------   -------------
                       UNITED STATES   AUSTRALIA   CONSOLIDATED   UNITED STATES   AUSTRALIA   CONSOLIDATED   UNITED STATES
                       -------------   ---------   ------------   -------------   ---------   ------------   -------------
Revenue..............     $44,294       $17,318      $61,612         $69,119       $34,250      $103,449        $45,607
Income (loss) from
  continuing
  operations before
  income
  taxes..............     (49,739)       (6,840)     (56,579)         (5,803)        1,922        (3,881)       (18,146)
Long-lived assets....      14,204            --       14,204          33,606        25,023        58,629         30,956
        Total
          assets.....      21,154            --       21,154          53,138        31,870        85,008         81,889

                        YEAR ENDED DECEMBER 31
                       ------------------------
                                 1998
                       ------------------------
                       AUSTRALIA   CONSOLIDATED
                       ---------   ------------
Revenue..............   $17,977      $63,584
Income (loss) from
  continuing
  operations before
  income
  taxes..............     1,936      (16,210)
Long-lived assets....    24,830       55,786
        Total
          assets.....    10,512       92,401

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                   COLUMN A                       COLUMN B     COLUMN C     COLUMN D       COLUMN E
                   --------                      ----------   ----------   ----------   --------------
                                                              ADDITIONS
                                                              ----------
                                                 BALANCE AT   CHARGED TO
                                                 BEGINNING    COSTS AND                 BALANCE AT END
                  DESCRIPTION                    OF PERIOD     EXPENSES    DEDUCTIONS     OF PERIOD
                  -----------                    ----------   ----------   ----------   --------------
Allowance deducted from assets to which it
  applies:
Allowance for doubtful accounts:
Year ended December 31, 1998...................    $  439           --       $  857         $1,296
Year ended December 31, 1999...................     1,296       $1,926        1,235          1,987
Year ended December 31, 2000...................     1,987        1,705        3,372            320
Accrued restructuring charge:
Year ended December 31, 1998...................        --        7,614        3,231          4,383
Year ended December 31, 1999...................     4,383           --        2,622          1,761
Year ended December 31, 2000...................     1,761        2,500        3,408            853
Tax valuation allowance:
Year ended December 31, 1998...................        --        1,387           --          1,387
Year ended December 31, 1999...................     1,387           --          850            537
Year ended December 31, 2000...................       537        6,237           --          6,774

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

/s/ Grant Thornton LLP

San Jose, California
March 23, 2001

                               INDEX TO EXHIBITS

     These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

          (a) The following documents are filed as part of this report:

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation, as amended (Incorporated by reference from Exhibit 3.1 to Amendment No. 1 to
                            BrightStar's Registration Statement on Form S-1 filed
                            February 27, 1998 (File No. 333-43209)).
          3.2            -- Bylaws, as amended (Incorporated by reference from
                            Exhibit 3.2 to Amendment No. 3.2 to BrightStar's
                            Registration Statement on Form S-1 filed April 14, 1998
                            (File No. 333-43209)).
          4.1            -- Specimen Common Stock Certificates (Incorporated by
                            reference from Exhibit 4.1 to Amendment No. 1 to
                            BrightStar's Registration Statement on Form S-1 filed
                            February 27, 1998 (File No. 333-43209)).
          4.2            -- Agreement and Plan of Exchange dated December 15, 1997, among BrightStar, BITG, BITI and the holders of the
                            outstanding capital stock of BITG (Incorporated by
                            reference from Exhibit 4.2 to Amendment No. 1 to
                            BrightStar's Registration Statement on Form S-1 filed
                            February 27, 1998 (File No. 333-43209)).
          4.3            -- Option Agreement dated as of December 16, 1997, between
                            BrightStar and Brewer-Gruenert Capital Advisors, LLC
                            (Incorporated by reference from Exhibit 4.4 to Amendment
                            No. 1 to BrightStar's Registration Statement on Form S-1
                            filed February 27, 1998 (File No. 333-43209)).
         10.1            -- BrightStar 1997 Long-Term Incentive Plan (Incorporated by
                            reference from Exhibit 10.1 to Amendment No. 1 to
                            BrightStar's Registration Statement on Form S-1 filed
                            February 27, 1998 (File No. 333-43209)).
         10.2            -- Agreement and Plan of Exchange by and among BrightStar
                            and the holders of the outstanding capital stock of Brian
                            R. Blackmarr and Associates, Inc. (Incorporated by
                            reference from Exhibit 10.2 to BrightStar's Registration
                            Statement on Form S-1 filed December 24, 1997 (File No.
                            333-43209)).
         10.3            -- Agreement and Plan of Exchange by and among BrightStar
                            and the holders of the outstanding capital stock of
                            Integrated Controls, Inc. (Incorporated by reference from
                            Exhibit 10.3 to BrightStar's Registration Statement on
                            Form S-1 filed December 24, 1997 (File No. 333-43209)).
         10.4            -- Agreement and Plan of Exchange by and among BrightStar
                            and the holders of the outstanding capital stock of
                            Mindworks Professional Education Group, Inc.
                            (Incorporated by reference from Exhibit 10.4 to
                            BrightStar's Registration Statement on Form S-1 filed
                            December 24, 1997 (File No. 333-43209)).
         10.5            -- Agreement and Plan of Exchange by and among BrightStar,
                            Software Consulting Services America, LLC and the holders
                            of the outstanding ownership interests of Software
                            Consulting Services America, LLC (Incorporated by
                            reference from Exhibit 10.5 to BrightStar's Registration
                            Statement on Form S-1 filed December 24, 1997 (File No.
                            333-43209)).
         10.6            -- Agreement and Plan of Exchange by and among BrightStar
                            and Software Consulting Services Pty. Ltd., in its
                            capacity as Trustee of the Software Consulting Services
                            Unit Trust and the holders of all of the outstanding
                            ownership interests in the Software Consultants Unit
                            Trust (Incorporated by reference from Exhibit 10.6 to
                            BrightStar's Registration Statement on Form S-1 filed
                            December 24, 1997 (File No. 333-43209)).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.7*           -- Agreement and Plan of Exchange by and among BrightStar
                            and the holders of the outstanding capital stock of
                            Software Innovators, Inc. (Incorporated by reference from
                            Exhibit 10.7 to BrightStar's Registration Statement on
                            Form S-1 filed December 24, 1997 (File No. 333-43209)).
         10.8*           -- Agreement and Plan of Exchange by and among BrightStar
                            and the holder of the outstanding capital stock of Zelo
                            Group, Inc., and Joel Rayden (Incorporated by reference
                            from Exhibit 10.8 to BrightStar's Registration Statement
                            on Form S-1 filed December 24, 1997 (File No.
                            333-43209)).
         10.9*           -- Form of Employment Agreement between BrightStar and
                            Marshall G. Webb, Thomas A. Hudgins and Daniel M. Cofall
                            (Incorporated by reference from Exhibit 10.9 to Amendment
                            No. 1 to BrightStar's Registration Statement on Form S-1
                            filed February 27, 1998 (File No. 333-43209)).
         10.10*          -- Employment Agreement between Software Consulting Services
                            America, Inc., and Michael A. Ober.
         10.11*          -- Office Lease dated November 11, 1998, between Principal
                            Life Insurance Company and BrightStar.
         10.12*          -- Employment Agreement dated January 31, 1999, between
                            BrightStar and Donald Rowley.
         10.13*          -- Employment Agreement between Brian R. Blackmarr and
                            Associates, Inc. and Brian R. Blackmarr (Incorporated by
                            reference from Exhibit 10.10 to Amendment No. 1 to
                            BrightStar's Registration Statement on Form S-1 filed
                            February 27, 1998 (File No. 333-43209)).
         10.14*          -- Letter Agreement dated August 14, 1997, between BITG and
                            McFarland, Grossman and Company, Inc., and amended as of
                            March 17, 1998 (Incorporated by reference from Exhibit
                            10.11 to Amendment No. 2 to BrightStar's Registration
                            Statement on Form S-1 filed March 24, 1998 (File No.
                            333-43209)).
         10.15*          -- Letter Agreement dated September 26, 1997, between BITG and Brewer-Gruenert Capital Advisors, LLC, and amended as
                            of December 15, 1997 (Incorporated by reference from
                            Exhibit 10.12 to BrightStar's Registration Statement on
                            Form S-1 filed December 24, 1997 (File No. 333-43209)).
         10.16*          -- Loan Agreement dated October 16, 1997, between BITI and
                            BITG (Incorporated by reference from Exhibit 10.13 to
                            Amendment No. 1 to BrightStar's Registration Statement on
                            Form S-1 filed February 27, 1998 (File No. 333-43209)).
         10.17*          -- Stock Repurchase Agreement between BrightStar and
                            Marshall G. Webb, Daniel M. Cofall, and Thomas A.
                            Hudgins.
         10.18*          -- Agreement Regarding Repurchase of Stock by and among
                            BrightStar, George M. Siegel, Marshall G. Webb, Thomas A.
                            Hudgins, Daniel M. Cofall, Mark D. Diggs, Michael A.
                            Sooley, Michael B. Miller, and Tarrant Hancock.
         10.19*          -- Amendment to Agreement and Plan of Exchange dated as of
                            June 5, 1998, and BrightStar and the holder of the
                            outstanding capital stock of Zelo Group, Inc., and Joel
                            Rayden.
         10.20*          -- Deed of Variation dated as of April 17, 1998, by and
                            among BrightStar and Software Consulting Services Pty.
                            Ltd., and Kentcom Pty. Ltd., Salvatore Fazio, Pepper Tree
                            Pty. Ltd., Christopher Richard Banks, Cedarman Pty. Ltd,
                            Stephen Donald Caswell, Quicktrend Pty. Ltd., Desmond
                            John Lock, Kullamurra Pty. Ltd., Robert Stephen Langford,
                            KPMG Information Solutions Pty. Ltd., and Data Collection
                            Systems Integration Pty. Ltd.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.21*          -- Asset Purchase Agreement dated as of June 30, 1998, among
                            BrightStar, Cogent Acquisition Corp., Cogent
                            Technologies, LLC and the holders of all the outstanding
                            membership interest of Cogent Technologies, LLC.
         10.22*          -- Asset Purchase Agreement dated as of August 31, 1998,
                            among BrightStar, Software Consulting Services America,
                            Inc., TBQ Associates, Inc., and the holders of all the
                            outstanding capital stock of TBQ Associates, Inc.
         10.23           -- Stock Purchase Agreement dated as of September 30, 1998, among BrightStar, BrightStar Group International, Inc.,
                            and the holders of the outstanding capital stock of
                            PROSAP AG (Incorporated by reference from Exhibit 2.1 to
                            the Current Report on Form 8-K of BrightStar dated
                            November 10, 1998.
         10.24*          -- Factoring Agreement and Security Agreement dated January
                            22, 1999, among Metro Factors, Inc., dba Metro Financial
                            Services, Inc., Brian R. Blackmarr and Associates, Inc.,
                            Software Consulting Services America, Inc., Software
                            Innovators, Inc., and Integrated Controls, Inc.
         10.25*          -- Guaranty dated January 22, 1999, by BrightStar for the
                            benefit of Metro Factors, Inc., dba Metro Financial
                            Services, Inc.
         10.26*          -- Severance Agreement and Release effective November 20,
                            1998, between BrightStar and Thomas A. Hudgins.
         10.27*          -- Severance Agreement and Release effective January 31,
                            1999, between BrightStar and Daniel M. Cofall.
         10.28*          -- Severance Agreement and Release effective January 31,
                            1999, between BrightStar and Marshall G. Webb.
         10.29*          -- Revolving Credit Agreement dated March 29, 1999, between
                            BrightStar and Comerica Bank.
         10.30*          -- Form of subsidiaries guaranty dated March 29, 1999,
                            between BrightStar subsidiaries and Comerica Bank.
         10.31*          -- Security Agreement (Negotiable collateral) dated March
                            29, 1999, between BrightStar and Comerica Bank.
         10.32*          -- Security Agreement (all assets) dated March 29, 1999,
                            between BrightStar and Comerica Bank.
         10.33*          -- $15,000,000 Revolving Note dated March 29, 1999, from
                            BrightStar to Comerica Bank.
         10.34*          -- Asset Purchase Agreement Among BrightStar Information
                            Technology Group, Inc., Software Consulting Services
                            America, Inc., Integrated Systems Consulting, LLC and the
                            individuals owning all of the membership interests of
                            Integrated Systems Consulting, LLC dated as of April 1,
                            1999.
         10.35*          -- Securities Purchase Agreement among BrightStar
                            Information Technology Group, Inc., Strong River
                            Investments, Inc., and Montrose Investments LTD.
         21.1*           -- List of Subsidiaries of the Company.
         23.1            -- Consent of Grant Thornton LLP.
         23.2            -- Consent of Deloitte & Touche LLP.

* Exhibits above have been previously filed.