Form 10-Q
period 2001-03-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2001-05-15
CIK 1050025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at May 15, 2001 was 13,519,288.

                          ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                 MARCH 31,      DECEMBER 31,
                                                                    2001             2000
                                                               -------------    -------------
 ASSETS
 CURRENT ASSETS:
   Cash                                                        $         210    $          --
     Trade accounts receivable, net
   of allowance for doubtful accounts
     of $227 and $320                                                  4,225            6,249
   Unbilled revenue                                                      286               --
   Prepaid expenses and other                                            339              365
   Net assets of discontinued operations                                 116              336
                                                               -------------    -------------
      Total current assets                                             5,176             6950

PROPERTY AND EQUIPMENT                                                 5,285            5,281
   Less - accumulated depreciation                                    (3,462)          (3,123)
                                                               -------------    -------------
   Property and equipment, net                                         1,823            2,158

GOODWILL                                                              14,224           14,224
   Less - accumulated amortization                                    (2,312)          (2,224)
                                                               -------------    -------------
   Goodwill, net                                                      11,912           12,000

OTHER                                                                     45               46
                                                               -------------    -------------

TOTAL ASSETS                                                   $      18,956    $      21,154
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                              $       2,337    $       3,597
   Accounts payable                                                    1,529            2,195
   Acquisition payable                                                   589            1,693
   Restructuring reserve                                                 642              853
   Accrued salaries and other expenses                                 2,083            2,520
   Payable to stockholders                                               900              900
   Deferred revenue                                                      373              324
                                                               -------------    -------------
      Total current liabilities                                        8,453           12,082

OTHER LIABILITIES                                                         19               19
COMMITMENTS AND CONTINGENCIES                                             --               --
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 35,000,000
  shares authorized; 13,261,888 and 11,545,057
  shares issued and outstanding                                           13               12
   Additional paid-in capital                                         99,430           98,244
   Common stock warrants                                                 100              100
   Accumulated other comprehensive income (loss)                        (118)            (118)
   Retained earnings (deficit)                                       (88,941)         (89,185)
                                                               -------------    -------------
      Total stockholders' equity                                      10,484            9,053
                                                               -------------    -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $      18,956    $      21,154
                                                               =============    =============

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                          ------------------------------
                                                             MARCH 31,        MARCH 31,
                                                               2001            2000
                                                          -------------    -------------
REVENUE                                                   $       6,693    $      19,605

COST OF REVENUE                                                   4,584           13,252
                                                          -------------    -------------
GROSS PROFIT                                                      2,109            6,353

OPERATING EXPENSES:
  Selling, general and administrative expenses                    1,367            6,433
  Goodwill amortization                                              88              368
  Depreciation and amortization                                     339              473
                                                          -------------    -------------
      Total operating expenses                                    1,794            7,274

INCOME (LOSS) FROM OPERATIONS                                       315             (921)

OTHER INCOME (EXPENSE)                                               --               (2)

INTEREST EXPENSE, net                                               (71)            (130)
                                                          -------------    -------------
INCOME (LOSS) BEFORE INCOME TAXES                                   244           (1,053)

INCOME TAX PROVISION (CREDIT)                                        --             (380)
                                                          -------------    -------------

NET INCOME (LOSS)                                         $         244    $        (673)
                                                          =============    =============

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED            $        0.02    $       (0.08)
                                                          =============    =============

AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED                12,724,397        8,807,597
                                                          =============    =============

See notes to condensed consolidated financial statements.

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ($000'S)


                                                                          THREE MONTHS ENDED
                                                                    ------------------------------
                                                                      MARCH 31,        MARCH 31,
                                                                        2001             2000
                                                                    -------------    -------------
                  OPERATING ACTIVITIES:
   Net income (loss)                                                $         244    $        (673)
   Adjustments to reconcile net income (loss) to net
       Cash provided by (used in) operating activities:
   Depreciation and amortization                                              427              841
   Change in allowance for doubtful accounts                                  (93)            (220)
   Compensation expense on issuance of common stock                            44               --
   Deferred taxes                                                              --              354
   Cash provided by (used in) operating activities:
       Trade accounts receivable                                            2,117            3,058
       Unbilled revenue                                                      (286)            (545)
       Prepaid expenses and other                                              27             (256)
       Accounts payable                                                      (666)            (799)
       Restructuring reserve                                                 (139)            (516)
       Accrued salaries and other expenses                                   (385)          (3,198)
       Income taxes receivable/payable                                         --             (672)
       Deferred revenue                                                        49              216
       Discontinued operations                                                220               --
                                                                    -------------    -------------
       Net cash provided by (used in) operating activities                  1,559           (2,410)


INVESTING ACTIVITIES:
   Payments for acquisitions                                                  (56)              --
   Additions of property and equipment, net of
       disposals                                                               (4)            (434)
                                                                    -------------    -------------
       Net cash used in investing activities                                  (60)            (434)

FINANCING ACTIVITIES:
   Net proceeds (expense) from issuance of common stock                       (29)           7,175
   Repayments on line of credit                                            (1,260)          (4,377)
                                                                    -------------    -------------
       Net cash provided by (used in) financing activities                 (1,289)           2,798

   Effect of exchange rate on cash                                             --              (20)
                                                                    -------------    -------------

NET INCREASE (DECREASE) IN CASH                                               210              (66)

CASH:
   Beginning of period                                                         --              973
                                                                    -------------    -------------
   End of period                                                    $         210    $         907
                                                                    =============    =============

SUPPLEMENTAL DISCLOSURE:
   Noncash issuance of common stock in satisfaction
   of severance obligations                                         $         394    $          --
                                                                    =============    =============
   Noncash settlement in connection with
   prior acquisition                                                $         893    $          --
                                                                    =============    =============
   Noncash settlement in connection with
   litigation between the Company and affiliates
   of Unaxis                                                        $         125    $          --
                                                                    =============    =============


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

         The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Basic income (loss) per share is based upon weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At March 31, 2001, the Company excluded potentially dilutive securities from the diluted earnings per share calculation, because their effect was anti-dilutive. Potentially dilutive securities excluded because of their anti-dilutive effect are 2.6 million shares and 1.9 million shares at March 31, 2001 and March 31, 2000, respectively.

2.       LIQUIDITY

         The Company is required to make payments in 2001 amounting to $0.5 million related to the PROSAP acquisition. In addition, the Company expects to make payments of up to $89,000 and has issued 1,270,000 shares of the Company's common stock to the prior owners of Cogent. The Company may be required to make payments to certain stockholders, subject to a registration rights agreement, of approximately $0.9 million. Due to our current and foreseeable liquidity issues, we may be unable to make any of these payments in cash.

         The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and negative cash flows, the Company has experienced a significant decline in available liquidity, which has had an adverse impact on the ability of the Company to meet its immediate obligations and in the future and to continue as a going concern. The Company intends to improve its liquidity by securing equity financing and replacing its credit facility with Comerica Bank, which matured on March 31, 2001. Comerica Bank has provided the Company with short-term interim financing in the form of a $3.0 million Demand Note. The Demand Note carries interest of Comerica's prime rate plus 4%. Available borrowings will be reduced by 2% of eligible accounts receivable each month until the Demand Note is called.

         The Company believes that it is taking the actions necessary to restore cash flows from operations, which the Company believes, will be adequate to fund its operations over the next year, combined with proceeds from a new equity financing and the replacement of its Comerica credit facility. There can be no assurance that the Company's efforts to increase revenue and reduce operating costs will result in operating profits or positive cash flows from operations, that the Company's collection efforts with respect to its accounts receivable will be sufficient to fund cash disbursements, or that the Company will be able to secure new equity or debt financing. If such equity or debt financing is obtained there can be no assurance as to the cost or other terms, or dilutive effect of any additional financing which may be available.

3.       RESTRUCTURING

         Remaining amounts recorded as accrued restructuring costs at March 31, 2001, relate to ongoing severance and lease obligations, which have extended payment terms.

4.       CREDIT FACILITIES

         Our operating line of credit facility with Comerica Bank matured on March 31, 2001. Comerica Bank has informed us that they will continue to extend credit on a demand note basis for a limited period of time. Comerica Bank has provided the Company with short-term interim financing in the form of a $3.0 million Demand Note, secured by liens on substantially all of the Company's operating subsidiaries. The Demand Note carries interest of Comerica's prime rate plus 4%. Available borrowings will be reduced monthly by 2% of eligible accounts receivable. The Demand Note does not have a maturity date; however, it is callable at any time.

5.       INCOME TAXES

         As a result of continued losses, the Company has recorded a valuation allowance to offset all of its net deferred tax assets recorded at March 31, 2001. The valuation allowance relates to deferred tax assets established for net operating loss carryforwards generated through March 31, 2001 and other temporary differences. The Company does not expect to recognize tax benefits on prior or future losses or other temporary differences until such time that it is more likely than not that tax benefits may be realized by the Company.


6.       RECENT SALES OF UNREGISTERED SECURITIES

         On January 16, 2001, the prior owners of Cogent Technologies LLC ("Cogent") were issued 1,020,000 shares of our common stock in partial settlement of a claim by them related to the unpaid balance of our purchase price of the business of Cogent and amounts due under employment agreements with us. The Company accrued $1.2 million at December 31, 2000 for the settlement.

         On February 15, 2001, Kevin J. Murphy, BrightStar's President and Chief Operating Officer was issued 100,000 shares of our common stock in connection with the commencement of his employment with the Company.

         On February 15, 2001, certain former employees were issued 346,831 shares of our common stock in satisfaction of $346,831 of remaining severance payment obligations under prior employment agreements with the Company.

         On February 15, 2001, Unaxis Trading Limited ("Unaxis") was issued 250,000 shares of our common stock in settlement of litigation between the Company and certain affiliates of Unaxis. If, prior to a sale of these shares by Unaxis, the Company has not exercised its right to call the shares for $1.60 per share, Unaxis may exercise its right to put the shares to the Company for a price of $2.00 per share during the 15 day period commencing on February 1, 2002.

         On May 4, 2001, 257,400 shares of our common stock were issued in satisfaction of our obligations under various registration rights agreements.

7.       LITIGATION

         The Company has accrued $0.6 million relating to its litigation exposure. This amount includes estimated costs to settle legal claims related primarily to two separate lawsuits brought against the Company for damages related to software development and implementation services provided by the Company. The amounts accrued primarily represent defense costs to be paid by the Company up to its deductible under its errors and omissions insurance policy. The aggregate amount of the claims filed against the Company is $5.4 million. Additionally, the Company has received a lawsuit from the prior owners of Integrated Systems Consulting LLC ("ISC"), alleging violations of federal and state securities laws, fraud, negligent misrepresentation, breach of contract, breach of good faith and fair dealing and unjust enrichment related to purchase consideration surrounding the Company's acquisition of ISC in 1999. The plaintiffs are seeking compensatory damages in excess of $2 million, court costs, attorney's fees and punitive damages. The Company denies any wrongdoing and intends to vigorously defend the case. The Company has accrued an amount, which represents estimated defense costs to be paid by the Company, subject to the deductible under its directors and officers insurance policy. While any litigation contains an element of uncertainty, the Company believes, based upon its assessment of the claims and negotiation to settle with the plaintiffs, that the liability recorded as of March 31, 2001, combined with coverage under the Company's errors and omissions and directors and officer's insurance policies, is adequate to cover the estimated exposure.

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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         BrightStar is an information technology company that emphasizes Application Team Outsourcing services for Global 2000, mid-market and public sector clients, including packaged and custom application management, custom application development, integration of comprehensive enterprise and e-business solutions and staff augmentation. Application Team Outsourcing services generally generate recurring revenues based on long-term contracts for application support or development projects or from sustainable client relationships. Originally centered on Enterprise Resource Planning (ERP) solutions, the Company also implements and manages Customer Relationship Management (CRM), E-commerce, Supply Chain Management (SCM) and corporate portal solutions.

         We call our business strategy "Application Team Outsourcing," because we team with our clients' organizations to deliver the required application outsourcing solution. Application Team Outsourcing enables BrightStar to leverage its excellent reputation for rapid-hiring and client satisfaction to provide agile units of highly skilled applications engineers in an outsourcing environment. We focus on redirecting a client's current IT budget from a fixed expense, to a flexible budget, by utilizing BrightStar's ability to expand and contract resources both in numbers and skill sets. In doing so, we strive to become part of the "fabric" of our clients' organizations, thereby generating ongoing business from satisfied clients.

         We have approximately 140 employees and full-time contractors in client locations around the United States and in the Company's offices located in Pleasanton, California, Dallas, Texas and Lafayette, Louisiana.

         The Company provides services to its customers for fees that are based on time and material or fixed fee contracts. Accordingly, revenue is recognized as consulting services are performed. Unbilled revenue is recorded for contract services provided for which a billing has not been rendered. Deferred revenue represents the excess of amounts billed over contract costs and expenses incurred.

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

         RESULTS OF OPERATIONS

         Revenue for the first quarter of 2001 decreased $12.9 million or 65.9% from the first quarter of 2000 as a result of a continued reduction in the demand for ERP and e-commerce consulting services and the sale of our Australian subsidiary.

         Gross profit as a percentage of revenue for the three months ended March 31, 2001 and 2000, was 32% for both years.

         The Company's reductions in selling, general and administrative expenses are the result of the execution of the turnaround plan, which included reductions in office space, sales personnel and related costs, management overhead and discretionary expenses.

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

         As a result of continued losses, the Company has recorded a valuation allowance to offset all of its net deferred tax assets recorded at March 31, 2001. The valuation allowance relates to deferred tax assets established for net operating loss carryforwards generated through March 31, 2001 and other temporary differences. The Company does not expect to recognize tax benefits on prior or future losses or other temporary differences until such time that it is more likely than not that tax benefits may be realized by the Company.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company is required to make payments in 2001 amounting to $0.5 million related to the PROSAP acquisition. In addition, the Company expects to make payments of up to $89,000 and has issued 1,270,000 shares of the Company's common stock to the prior owners of Cogent. The Company may be required to make payments to certain stockholders, subject to a registration rights agreement, of approximately $0.9 million. Due to our current and foreseeable liquidity issues, we may be unable to make any of these payments in cash.

         The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and negative cash flows, the Company has experienced a significant decline in available liquidity, which has had an adverse impact on the ability of the Company to meet its immediate obligations and in the future and to continue as a going concern. The Company intends to improve its liquidity by securing equity financing and replacing its credit facility with Comerica Bank, which matured on March 31, 2001. Comerica Bank has provided the Company with short-term, interim financing in the form of a $3.0 million Demand Note. The Demand Note carries interest of Comerica's prime rate plus 4%. Available borrowings will be reduced by 2% of eligible accounts receivable each month until the Demand Note is called.

         The Company believes that it is taking the actions necessary to restore cash flows from operations, which the Company believes, will be adequate to fund its operations over the next year, combined with proceeds from a new equity financing and the replacement of its Comerica credit facility. There can be no assurance that the Company's efforts to increase revenue and reduce operating costs will result in operating profits or positive cash flows from operations, that the Company's collection efforts with respect to its accounts receivable will be sufficient to fund cash disbursements, or that the Company will be able to secure new equity or debt financing. If such equity or debt financing is obtained there can be no assurance as to the cost or other terms, or dilutive effect of any additional financing which may be available.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's demand note from Comerica Bank bears interest at variable rates; therefore, the Company's results of operations would be affected by interest rate changes. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

                           PART II - OTHER INFORMATION

ITEM 1. Legal proceedings

         Information related to Item 1 is disclosed in Part I Item I (Note 8 to the Consolidated Financial Statement) and is by the reference incorporated herein.

ITEM 3. Defaults upon Senior Securities

         The Credit Facility was secured by liens on substantially all of the Company's assets (including accounts receivable) and a pledge of all outstanding capital stock of the Company's domestic operating subsidiaries. The Credit Facility also required that the Company Comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and
         (iii) restrictions on liens, guarantees and payments of dividends. As of, and during the three months ended March 31, 2001 and the year ended December 31, 2000, the Company was not in compliance with certain financial covenants. Comerica Bank has agreed to waive the defaults for both periods.

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

         BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date:  May  15,  2001.             BY: /s/ Joseph A. Wagda
                                      ------------------------------------
                                      Joseph  A.  Wagda
                                      Chairman and Chief Executive Officer

                                   BY: /s/ Ken Czaja
                                      ------------------------------------
                                      Kenneth A. Czaja
                                      Vice President - Finance and
                                      Chief Financial Officer