Form 10-Q
period 2001-06-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2001-08-14
CIK 1050025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      __________

                        COMMISSION FILE NUMBER: 000-23889



                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

          DELAWARE                                    76-0553110
(STATE OF OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


           4900 HOPYARD ROAD, SUITE 200, PLEASANTON, CALIFORNIA 94588
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

    The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 10, 2001 was 13,519,288.

                          ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     2001           2000
                                                                                 ------------   ----------
                        ASSETS
                        CURRENT ASSETS:
                          Cash                                                   $    132       $     --
                          Trade accounts receivable, net
                            of allowance for doubtful accounts
                            of $240 and $320                                        3,161          6,249
                          Unbilled revenue                                            419             --
                          Prepaid expenses and other                                  484            365
                          Net assets of discontinued operations                        --            336
                                                                                 --------       --------
                             Total current assets                                   4,196          6,950

                       PROPERTY AND EQUIPMENT                                       5,288          5,281
                          Less - accumulated depreciation                          (3,786)        (3,123)
                                                                                 --------       --------
                          Property and equipment, net                               1,502          2,158

                       GOODWILL                                                    14,224         14,224
                          Less - accumulated amortization                          (2,400)        (2,224)
                                                                                 --------       --------
                          Goodwill, net                                            11,824         12,000

                       OTHER                                                           45             46
                                                                                 --------       --------

                       TOTAL ASSETS                                              $ 17,567       $ 21,154
                                                                                 ========       ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       CURRENT LIABILITIES:
                          Line of credit                                         $  1,621       $  3,597
                          Accounts payable                                          1,600          2,195
                          Acquisition payable                                         532          1,693
                          Restructuring reserve                                       620            853
                          Accrued salaries and other expenses                       1,860          2,520
                          Payable to stockholders                                     900            900
                          Deferred revenue                                            279            324
                                                                                 --------       --------
                             Total current liabilities                              7,412         12,082

                       OTHER LIABILITIES                                               19             19
                       COMMITMENTS AND CONTINGENCIES                                   --             --
                       STOCKHOLDERS' EQUITY:
                       Common stock, $0.001 par value; 35,000,000
                         shares authorized; 13,519,288 and 11,545,057
                         shares issued and outstanding                                 14             12
                          Additional paid-in capital                               99,490         98,244
                          Common stock warrants                                       100            100
                          Accumulated other comprehensive income (loss)              (118)          (118)
                          Retained earnings (deficit)                             (89,350)       (89,185)
                                                                                 --------       --------
                             Total stockholders' equity                            10,136          9,053
                                                                                 --------       --------
                          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 17,567       $ 21,154
                                                                                 ========       ========

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            -----------------------------       -----------------------------
                                                                 JUNE 30,        JUNE 30,        JUNE 30,           JUNE 30,
                                                                   2001            2000            2001               2000
                                                            -----------------------------------------------------------------
                 REVENUE                                        $    5,357      $   18,096      $    12,050        $   37,701

                 COST OF REVENUE                                     3,554          12,492            8,138            25,744
                                                                ----------      ----------      -----------        ----------
                 GROSS PROFIT                                        1,803           5,604            3,912            11,957

                 OPERATING EXPENSES:
                   Selling, general and administrative
                       expenses                                      1,760           8,629            3,127            15,062
                   Restructuring charge                                 --           2,525               --             2,525
                   Goodwill amortization                                88             388              176               756
                   Depreciation and amortization                       324             464              663               937
                                                                ----------      ----------      -----------        ----------
                       Total operating expenses                      2,172          12,006            3,966            19,280

                 LOSS FROM OPERATIONS                                 (369)         (6,402)             (54)           (7,323)

                 OTHER INCOME (EXPENSE)                                 --              (2)              --                (4)

                 INTEREST EXPENSE, net                                 (57)           (138)            (128)             (268)
                                                                ----------      -----------     -----------        ----------
                 LOSS BEFORE INCOME TAXES                             (426)         (6,542)            (182)           (7,595)

                 INCOME TAX PROVISION (CREDIT)                          --          (2,271)              --            (2,651)
                                                                ----------      -----------     -----------        ----------

                 LOSS FROM CONTINUING OPERATIONS                      (426)         (4,271)            (182)           (4,944)


                 DISCONTINUED OPERATIONS:
                    Gain (loss) on disposal of
                    discontinued operations, net of tax                 17            (223)              17              (223)
                                                                ----------      -----------     -----------        -----------


                 NET LOSS                                       $     (409)     $   (4,494)     $      (165)       $   (5,167)

                                                                ==============  ==============  =============      =============
                 NET LOSS PER SHARE: BASIC AND DILUTED
                   Continuing operations                        $       (0.03)  $       (0.46)  $      (0.01)      $       (0.55)
                   Discontinued operations                              --              (0.02)            --               (0.02)
                                                                --------------  --------------  ------------       -------------
                     Net loss per share                         $       (0.03)  $       (0.48)  $      (0.01)      $       (0.57)
                                                                ==============  ==============  =============      =============

                 AVERAGE SHARES OUTSTANDING: BASIC AND
                 DILUTED                                           13,423,117       9,403,010     13,075,687          9,104,394
                                                                ==============  ==============  =============      =============

See notes to condensed consolidated financial statements.

    BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ($000'S)

                                                                                     SIX MONTHS ENDED
                                                                               JUNE 30,           JUNE 30,
                                                                                 2001               2000
                                                                             --------------------------------
                                      OPERATING ACTIVITIES:
                       Net loss                                                 $  (165)           $(5,167)
                       Adjustments to reconcile net loss to net
                           cash provided by (used in) operating
                           activities:
                       Depreciation and amortization                                839              1,693
                       Change in allowance for doubtful accounts                    (80)              (483)
                       Compensation expense on issuance of common stock              74                 --
                       Deferred taxes                                                --                665
                       Cash provided by (used in) operating activities:
                           Trade accounts receivable                              3,168              3,864
                           Unbilled revenue                                        (419)             1,164
                           Prepaid expenses and other                              (118)              (199)
                           Accounts payable                                        (595)               463
                           Restructuring reserve                                   (161)               611
                           Accrued salaries and other expenses                     (611)            (4,326)
                           Income taxes receivable/payable                           --             (3,320)
                           Deferred revenue                                         (45)               348
                           Discontinued operations                                  336                223
                                                                                -------            -------
                           Net cash provided by (used in) operating
                           activities                                             2,223             (4,464)


                    INVESTING ACTIVITIES:
                       Payments for acquisitions                                    (65)                --
                       Additions of property and equipment, net of
                           disposals                                                 (7)              (959)
                                                                                -------            -------
                           Net cash used in investing activities                    (72)              (959)

                    FINANCING ACTIVITIES:
                       Net proceeds (expense) from issuance of common
                           stock                                                    (43)             7,101
                       Repayments on line of credit                              (1,976)            (2,062)
                                                                                -------            -------
                           Net cash provided by (used in) financing
                               activities                                        (2,019)             5,039

                    NET INCREASE (DECREASE) IN CASH                                 132               (384)

                    CASH:
                       Beginning of period                                           --                973
                                                                                -------            -------
                       End of period                                            $   132            $   589
                                                                                =======            =======

                    SUPPLEMENTAL DISCLOSURE:
                       Noncash issuance of common stock in satisfaction
                       of severance obligations                                 $   394            $    --
                                                                                =======            =======
                       Noncash settlement in connection with
                       prior acquisition                                        $   893            $ 2,500
                                                                                =======            =======
                       Noncash settlement in connection with
                       litigation between the Company and affiliates
                       of Unaxis                                                $   125            $    --
                                                                                =======            =======
                       Noncash settlement in satisfaction of our
                       obligations under various rights agreements.             $    49            $    --
                                                                                =======            =======

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For additional information, refer to financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

    Basic income (loss) per share is based upon weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Potentially dilutive securities excluded because of their anti-dilutive effect are approximately 3.5 million shares and 2.1 million shares at June 30, 2001 and June 30, 2000, respectively.

2. LIQUIDITY

    The Company's liabilities as of June 30, 2001, reflect approximately $3.8 million of past-due liabilities, including the requirement to make payments amounting to $0.5 million related to the PROSAP acquisition, as well as payments to certain stockholders, subject to a registration rights agreement, of approximately $0.9 million. Due to our current and foreseeable liquidity issues, we may be unable to make any of these payments in cash.

    The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company has experienced a significant decline in available liquidity, which has had an adverse impact on the ability of the Company to meet its immediate and future obligations and to continue as a going concern. The Company has improved its liquidity by securing private placement financing and restructuring its credit facility with Comerica Bank, which matured on March 31, 2001. Comerica Bank provided the Company with interim financing in the form of a $3.0 million Demand Note. The Demand Note carries interest of Comerica's prime rate plus 4%. Available borrowings are being reduced by 2% of eligible accounts receivable each month. On July 26, 2001, the Demand Note was converted to a term note having a six month maturity until January 26, 2002 (the "Term Note"). The Term Note carries the same credit availability, interest rate and accounts receivable eligibility as the Demand Note.

    On July 26, 2001, the Company completed a private placement through the issuance of approximately $1.1 million of convertible notes to a group of primarily individual investors, including members of BrightStar senior management. The notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, upon the occurrence of; (i) the market price of the Company's common stock, determined on a moving average basis equals or exceeds $0.50; and (ii) the investor may lawfully sell immediately all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under a registration statement, or, if after 2 years from the issuance date of the note, under Rule 144; and (iii) at least $2.3 million of past due payables have been restructured. In addition, 70,000 warrants were issued to the placement agent for the transaction at an exercise price of $1.00 per share. BrightStar is obligated to file for registration of the common stock underlying the convertible notes and warrants within 90 days after the private placement closing.

    Under present circumstances, the Company believes it has sufficient cash resources to meet its operating requirements at least through the end of 2001. Beyond the year 2001, the Company believes that the planned results from operations when combined with proceeds from additional structured financing, the restructuring of its past-due liabilities or continued forbearance of its creditors, and replacement of its Comerica credit facility, will be adequate to fund its operations. However, there can be no assurance that the Company's efforts to increase revenue and reduce operating costs will result in operating profits or positive cash flows from operations, that the Company's collection efforts with respect to its accounts receivable will be sufficient to fund cash disbursements, that the Company's new financing will be sufficient to fund its operations, that the Company's creditors will continue to forbear or accept restructuring of the amounts owed to them, or that the Comerica Bank credit facility can be replaced on a timely basis.


3. RESTRUCTURING

    Remaining amounts recorded as accrued restructuring costs at June 30, 2001, relate to ongoing severance and lease obligations, which have extended payment terms.

4. CREDIT FACILITIES

    Our operating line of credit facility with Comerica Bank matured on March 31, 2001. Since that time, Comerica Bank has provided the Company with short-term interim financing in the form of a $3.0 million Demand Note, secured by liens on substantially all of the assets of the Company and its operating subsidiaries. The Demand Note carries interest of Comerica's prime rate plus 4%. Available borrowings will be reduced monthly by 2% of eligible accounts receivable. The Demand Note originally provided that payment could be demanded by Comerica Bank at any time. However, on July 26, 2001, the Demand Note was converted to a term note having a six month maturity until January 26, 2002.



5. INCOME TAXES

    As a result of continued losses, the Company has recorded a valuation allowance to offset all of its net deferred tax assets recorded at June 30, 2001. The valuation allowance relates to deferred tax assets established for net operating loss carryforwards generated through June 30, 2001 and other temporary differences. The Company does not expect to recognize tax benefits on prior or future losses or other temporary differences until such time that it is more likely than not that tax benefits will be realized by the Company.


6. LITIGATION

    The Company has accrued $0.6 million relating to its litigation exposure. This amount includes estimated costs to settle legal claims related primarily to two separate lawsuits brought against the Company for damages related to software development and implementation services provided by the Company. The amounts accrued primarily represent defense costs to be paid by the Company up to its deductible under its errors and omissions insurance policy. The aggregate amount of the claims filed against the Company is $5.4 million. As a result of a previous settlement, Unaxis Trading was issued 250,000 shares of our common stock on February 15, 2001. Pursuant to the settlement agreement, if, prior to a sale of these shares by Unaxis, the Company has not exercised its right, between January 1, 2002 and February 1, 2002, to call the shares for $1.60 per share, Unaxis may exercise its right to put the shares to the Company for a price of $2.00 per share during the 15 day period commencing on February 1, 2002. Additionally, the Company is a defendant in a lawsuit brought by the prior owners of Integrated Systems Consulting LLC ("ISC"), alleging violations of federal and state securities laws, fraud, negligent misrepresentation, breach of contract, breach of good faith and fair dealing and unjust enrichment related to purchase consideration surrounding the

    Company's acquisition of ISC in 1999. The plaintiffs are seeking compensatory damages in excess of $2 million, court costs, attorney's fees and punitive damages. The Company denies any wrongdoing and intends to vigorously defend the case. The Company has accrued an amount, which represents estimated defense costs to be paid by the Company, subject to the deductible amount under its directors and officers insurance policy. While any litigation contains an element of uncertainty, the Company believes, based upon its assessment of the claims and negotiation to settle with the plaintiffs, that the liability recorded as of June 30, 2001, combined with coverage under the Company's errors and omissions and directors and officer's insurance policies, is adequate to cover the estimated exposure.

    In addition to the litigation noted above, the Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation, in addition to amounts discussed above, will not have a materially adverse effect on the Company's financial condition.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

    On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001: however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001 will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     - Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

    The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of approximately $350,000 and $87,500, respectively, will no longer be recognized. By December 31, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002.

8.  SIGNIFICANT CUSTOMERS

    For the second quarter of 2001, the Company had two unrelated customers that accounted for approximately 19% and 13%, respectively, of the total revenue. Also, for the first half of 2001, the Company had two unrelated customers that accounted for approximately 18% and 11%, respectively, of the total revenue. These two customers also accounted for approximately 21% and 10%, respectively, of the total outstanding accounts receivable balance as of June 30, 2001.

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

    We have approximately 118 employees and full-time contractors in client locations around the United States and in the Company's offices located in Pleasanton, California, Dallas, Texas, Lafayette, Louisiana, Little Rock, Arkansas and Quincy, Massachusetts.

    The Company provides services to its customers for fees that are based on time and material or fixed fee contracts. Accordingly, revenue is recognized as consulting services are performed. Unbilled revenue is recorded for contract services provided for which a billing has not been rendered. Deferred revenue represents the excess of amounts billed over the contract amount earned.

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

    RESULTS OF OPERATIONS

    Revenue for the second quarter and first half of 2001 decreased from $18.1 million to $5.4 million and from $37.7 million to $12.1 million or 70.4% and 68%, respectively, compared to the second quarter and first half of 2000 as a result of a continued reduction in the demand for ERP and e-commerce project consulting services and the sale of our Australian subsidiary. In 2000 our Australian subsidiary accounted for $5.1 and $10.6 million in revenue the second quarter and first half, respectively.

    Gross profit as a percentage of revenue for the second quarter and the first half of 2001 increased from 31.0% to 33.7% and increased from 31.7% to 33%, respectively, compared to the second quarter and first half of 2000. This increase is a result of higher productivity.

    The Company's year-over-year reductions in selling, general and administrative expenses are the result of the execution of the turnaround plan, which included reductions in office space, sales personnel and related costs, management overhead and discretionary expenses.

    Goodwill is the cost in excess of amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill recorded in conjunction with the founding companies originally combined to form BrightStar and all other acquisitions in 1998 is being amortized over 40 years on a straight-line basis. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability, and, if warranted, impairment or adjustments to the period benefited would be recognized. As a result of its evaluation of market conditions, the Company reduced the carrying value of its remaining goodwill to $12 million at December 31, 2000.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's liabilities as of June 30, 2001, reflect approximately $3.8 million of past-due liabilities, including the requirement to make payments amounting to $0.5 million related to the PROSAP acquisition, as well as payments to certain stockholders, subject to a registration rights agreement, of approximately $0.9 million. Due to our current and foreseeable liquidity issues, we may be unable to make any of these payments in cash.

    The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company has experienced a significant decline in available liquidity, which has had an adverse impact on the ability of the Company to meet its immediate and future obligations and to continue as a going concern. The Company has improved its liquidity by securing private placement financing and restructuring its credit facility with Comerica Bank, which matured on March 31, 2001. Comerica Bank provided the Company with interim financing in the form of a $3.0 million Demand Note. The Demand Note carries interest of Comerica's prime rate plus 4%. Available borrowings are being reduced by 2% of eligible accounts receivable each month. On July 26, 2001, the Demand Note was converted to a term note having a six month maturity until January 26, 2002 (the "Term Note"). The Term Note carries the same credit availability, interest rate and accounts receivable eligibility as the Demand Note.

    On July 26, 2001 the Company completed a private placement through the issuance of approximately $1.1 million of convertible notes to a group of primarily individual investors, including members of BrightStar senior management. The notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, upon the occurrence of; (i) the market price of the Company's common stock, determined on a moving average basis, equals or exceeds $0.50; and (ii) the investor may lawfully sell immediately all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under a registration statement, or, if after 2 years from the issuance date of the note, under Rule 144; and (iii) at least $2.3 million of past due payables have been restructured. In addition, 70,000 warrants were issued to the placement agent for the transaction at an exercise price of $1.00 per share. BrightStar is obligated to file for registration of the common stock underlying the convertible notes and warrants within 90 days after the private placement closing.

    Under present circumstances, the Company believes it has sufficient cash resources to meet its operating requirements at least through the end of 2001. Beyond the year 2001, the Company believes that the planned results from operations when combined with proceeds from additional structured financing, the restructuring of its past-due liabilities or continued forbearance of its creditors, and replacement of its Comerica credit facility, will be adequate to fund its operations. However, there can be no assurance that the Company's efforts to increase revenue and reduce operating costs will result in operating profits or positive cash flows from operations, that the Company's collection efforts with respect to its accounts receivable will be sufficient to fund cash disbursements, that the Company's new financing will be sufficient to fund its operations, that the Company's creditors will continue to forbear or accept restructuring of the amounts owed to them, or that the Comerica Bank credit facility can be replaced on a timely basis.


    FORWARD-LOOKING INFORMATION - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting important factors, especially the timing and magnitude of technological advances; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their information technology requirements; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities of existing government programs and the cost of attracting and retaining highly skilled personnel.

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

                           PART II - OTHER INFORMATION
ITEM 1. Legal proceedings

    Information related to Item 1 is disclosed in Part I Item I (Note 6 to the Consolidated Financial Statement) and is by the reference incorporated herein.

ITEM 2. Changes in Securities and Use of Proceeds

    None

ITEM 3. Defaults upon Senior Securities

    The credit facility with Comerica Bank was secured by liens on substantially all of the Company's assets (including accounts receivable) and a pledge of all outstanding capital stock of the Company's domestic operating subsidiaries. The credit facility also required that the Company comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. As of, and during the three months ended March 31 and June 30, 2001 and the year ended December 31, 2000, the Company was not in compliance with certain financial covenants. Comerica Bank has agreed to waive the defaults for all three periods.

ITEM 4. Submission of matters to a vote of Stockholders

    (a) The Annual Meeting of Stockholders of the Company was held on June 21, 2001.

    (b) The following directors were elected at the Annual Meeting of
        Stockholders:
                                    Joseph A. Wagda
                                    Kevin J. Murphy
                                    W. Barry Zwahlen
                                    Jennifer Barrett
                                    Thomas A. Hudgins

    (c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:

                  Name                 For               Against      Votes Abstained

                  Joseph A. Wagda      10,647,784        436,507              -
                  Kevin J. Murphy      10,650,784        433,507              -
                  W. Barry Zwahlen     10,650,784        433,507              -
                  Jennifer Barrett     10,599,216        485,075              -
                  Thomas A. Hudgins    10,650,784        433,507              -

         2. Set forth below is the tabulation of the votes for the proposal to approve an amendment to increase the number of shares issuable thereunder by 1,000,000 and to amend certain provisions applicable to non employee directors in the Company's 2000 Long-Term Incentive Plan:

                        For                                 4,492,802
                        Against                               885,220
                        Abstained and unvoted               5,706,269

         3. Set forth below is the tabulation of the votes for the proposal to ratify Grant Thornton LLP as the

        Company's independent accountant for the fiscal year ending December 31, 2001:

                         For                                11,064,476
                         Against                                10,450
                         Abstained                               9,365

         4. Set forth below is the tabulation of the votes for the proposal to authorize the Company's board of directors to, at their discretion, effect a reverse stock split of up to 20 shares for 1 share of the Company's Common Stock:

                         For                                10,775,705
                         Against                               297,786
                         Abstained                              10,800

ITEM 6. Exhibits and reports on Form 8-K

(a) Exhibits

    None

(b) Reports on Form 8-K

    None



                                   SIGNATURES


    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: August 13,  2001.                             BY: /s/ Joseph A. Wagda
                                                       ________________________
                                                    Joseph  A.  Wagda, Chairman
                                                    and Chief Executive Officer

                                                    BY: /s/ Ken Czaja
                                                       ________________________
                                                    Kenneth A. Czaja, Vice
                                                    President - Finance and
                                                    Chief Financial Officer