Form 10-Q
period 2001-09-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2001-11-13
CIK 1050025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

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

    The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 13, 2001 was 13,519,288.

                          ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         ($000'S, EXCEPT PER SHARE DATA)



                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           2001            2000
                                                       ------------    ------------
 ASSETS
 CURRENT ASSETS:
   Cash                                                $        275    $         --
   Trade accounts receivable, net
     of allowance for doubtful accounts
     of $270 and $320                                         2,711           6,249
   Unbilled revenue                                              12              --
   Income tax receivable, restated                              514             514
   Prepaid expenses and other                                   448             365
   Net assets of discontinued operations                         --             336
                                                       ------------    ------------
      Total current assets                                    3,960           7,464

PROPERTY AND EQUIPMENT                                        5,292           5,281
   Less - accumulated depreciation                           (4,100)         (3,123)
                                                       ------------    ------------
   Property and equipment, net                                1,192           2,158

GOODWILL                                                     14,224          14,224
   Less - accumulated amortization                           (2,488)         (2,224)
                                                       ------------    ------------
   Goodwill, net                                             11,736          12,000

OTHER                                                            45              46
                                                       ------------    ------------

TOTAL ASSETS                                           $     16,933    $     21,668
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                      $        731    $      3,597
   Accounts payable                                           1,703           2,195
   Acquisition payable                                          500           1,693
   Restructuring reserve                                        774             853
   Accrued salaries and other expenses                        1,576           2,520
   Payable to stockholders                                      900             900
   Deferred revenue                                             160             324
                                                       ------------    ------------
      Total current liabilities                               6,344          12,082

NOTES PAYABLE, NET                                            1,093              --
OTHER LIABILITIES                                                19              19
COMMITMENTS AND CONTINGENCIES                                    --              --
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 35,000,000
  shares authorized; 13,519,288 and 11,545,057
  shares issued and outstanding                                  14              12
   Additional paid-in capital                                99,630          98,244
   Common stock warrants                                        100             100
   Common stock receivable                                     (118)             --
   Accumulated other comprehensive income (loss)               (118)           (118)
   Retained earnings (deficit), restated                    (90,031)        (88,671)
                                                       ------------    ------------
      Total stockholders' equity                              9,477           9,567
                                                       ------------    ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     16,933    $     21,668
                                                       ============    ============


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)


                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     ------------------------------    ------------------------------
                                                     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                          2001             2000             2001            2000
                                                     -------------    -------------    -------------    -------------

REVENUE                                              $       4,036    $      13,923    $      16,086    $      51,624

COST OF REVENUE                                              2,979            9,269           11,117           35,013
                                                     -------------    -------------    -------------    -------------
GROSS PROFIT                                                 1,057            4,654            4,969           16,611

OPERATING EXPENSES:
  Selling, general and administrative expenses               1,454            7,694            4,581           22,756
  Restructuring charge                                         334               --              334            2,525
  Write down of goodwill                                        --           24,793               --           24,793
  Goodwill amortization                                         88              381              264            1,137
  Depreciation and amortization                                314              467              977            1,404
                                                     -------------    -------------    -------------    -------------
      Total operating expenses                               2,190           33,335            6,156           52,615

LOSS FROM OPERATIONS                                        (1,133)         (28,681)          (1,187)         (36,004)

OTHER INCOME (EXPENSE)                                          --               --               --               (4)

INTEREST EXPENSE, net                                          (62)            (151)            (190)            (419)
                                                     -------------    -------------    -------------    -------------
LOSS BEFORE INCOME TAXES                                    (1,195)         (28,832)          (1,377)         (36,427)

INCOME TAX PROVISION, restated                                  --            4,311               --            1,660
                                                     -------------    -------------    -------------    -------------

LOSS FROM CONTINUING OPERATIONS                             (1,195)         (33,143)          (1,377)         (38,087)


DISCONTINUED OPERATIONS:
   Gain (loss) on disposal of
   discontinued operations, net of tax                          --             (960)              17           (1,183)
                                                     -------------    -------------    -------------    -------------


NET LOSS, restated                                   $      (1,195)   $     (34,103)   $      (1,360)   $     (39,270)
                                                     =============    =============    =============    =============

NET LOSS PER SHARE: BASIC AND
DILUTED, restated
  Continuing operations                              $       (0.09)   $       (3.30)   $       (0.10)   $       (3.96)
  Discontinued operations                                       --            (0.10)              --            (0.12)
                                                     -------------    -------------    -------------    -------------
    Net loss per share                               $       (0.09)   $       (3.40)   $       (0.10)   $       (4.08)
                                                     =============    =============    =============    =============

AVERAGE SHARES OUTSTANDING: BASIC AND
DILUTED                                                 13,519,288       10,053,209       13,225,179        9,619,823
                                                     =============    =============    =============    =============



See notes to condensed consolidated financial statements.

    BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ($000'S)


                                                                   NINE MONTHS ENDED
                                                             ------------------------------
                                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                                 2001             2000
                                                             -------------    -------------
          OPERATING ACTIVITIES:
   Net loss, restated                                        $      (1,360)   $     (39,270)
   Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
   Loss from discontinued operations                                    --            1,183
   Noncash gains on settlement of liabilities                         (383)              --
   Depreciation and amortization                                     1,252            2,541
   Write down of goodwill                                               --           24,793
   Change in allowance for doubtful accounts                           (50)          (1,260)
   Compensation expense on issuance of common stock                     74               --
   Deferred taxes                                                       --            1,712
   Cash provided by (used in) operating activities:
       Trade accounts receivable                                     3,588            8,027
       Unbilled revenue                                                (12)           1,317
       Prepaid expenses and other                                      (83)             201
       Accounts payable                                               (583)          (1,096)
       Restructuring reserve                                            (6)               7
       Accrued salaries and other expenses                            (298)          (2,899)
       Income taxes receivable, restated                                --              287
       Deferred revenue                                               (164)              74
       Discontinued operations                                         336               --
                                                             -------------    -------------
       Net cash provided by (used in) operating activities           2,311           (4,383)


INVESTING ACTIVITIES:
   Payments for acquisitions                                           (61)              --
   Proceeds from sale of subsidiary
       and realization of net assets retained                           --            1,967
   Additions of property and equipment, net of
       disposals                                                       (11)          (1,406)
                                                             -------------    -------------
       Net cash used in investing activities                           (72)             561

FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                           --            7,175
   Net proceeds from issuance of convertible notes                   1,000               --
   Costs associated with issuance of convertible notes                 (55)              --
   Costs associated with common stock transactions                     (43)            (160)
   Repayments on line of credit                                     (2,866)          (3,781)
                                                             -------------    -------------
       Net cash provided by (used in) financing activities          (1,964)           3,234

NET INCREASE (DECREASE) IN CASH                                        275             (588)

CASH:
   Beginning of period                                                  --              973
                                                             -------------    -------------
   End of period                                             $         275    $         385
                                                             =============    =============

SUPPLEMENTAL DISCLOSURE:
   Noncash issuance of common stock in satisfaction
   of severance obligations                                  $         162    $          --
                                                             =============    =============
   Noncash issuance of common stock at fair value
   in connection with prior acquisition                      $          --    $       2,500
                                                             =============    =============
   Noncash settlement in connection with
   prior acquisition                                         $         893    $       1,578
                                                             =============    =============
   Noncash settlement in connection with
   litigation between the Company and various
   other entities                                            $         118    $          --
                                                             =============    =============
   Noncash settlement in satisfaction of our
   obligations under various rights agreements               $          44    $          --
                                                             =============    =============
   Noncash settlement of liabilities with notes payable      $         278    $          --
                                                             =============    =============
   Noncash issuance of common stock warrants associated
   with notes payable                                        $         140    $          --
                                                             =============    =============



See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

    Basic income (loss) per share is based upon weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options, warrants and conversion of notes payable. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Potentially dilutive securities excluded because of their anti-dilutive effect are approximately 8.3 million shares and 2.1 million shares at September 30, 2001 and September 30, 2000, respectively.

2.  LIQUIDITY

    The Company's liabilities as of September 30, 2001, reflect approximately $3.4 million of past-due liabilities, including the requirement to make payments amounting to $0.5 million related to the PROSAP acquisition, as well as payments to certain stockholders, related to a registration rights agreement, of approximately $0.9 million. Due to our current and foreseeable liquidity issues, we may be unable to make any of these payments in cash.

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

    On July 26, 2001, the Company completed a private placement through the issuance of approximately $1.1 million of convertible notes to a group of primarily individual investors, including members of BrightStar senior management. The notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, upon the occurrence of; (i) the market price of the Company's common stock, determined on a moving average basis equals or exceeds $0.50; and (ii) the investor may lawfully sell immediately all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under a registration statement, or, if after 2 years from the issuance date of the note, under Rule 144; and (iii) at least $2.3 million of past due payables have been restructured. The notes are entitled to simple interest calculated at a rate per annum equal to 8%. Interest may be paid at the option of the Company by issuing additional convertible debt with the same terms as above. In addition, 70,000 warrants were issued to the placement agent for the transaction at an exercise price of $1.00 per share. Warrants issued to investors were valued at $140,000 under the provisions of APB No.14 and EITF 00-27, and will be amortized as additional interest expense over the term of the debt or until exercised. Amortization expense for the quarter ended September 30, 2001 amounted to $8,000. BrightStar was obligated to file for registration of the common stock underlying the convertible notes and warrants within 90 days after the private placement closing, which the Company fulfilled by filing a registration statement on Form S-3 with the SEC on October 23, 2001.

    Under present circumstances, the Company believes it has sufficient cash resources to meet its operating requirements at least through the end of 2001. Beyond the year 2001, the Company believes that the planned results from operations when combined with proceeds from additional structured financing, if obtained, the restructuring of its past-due liabilities or continued forbearance of its creditors, and replacement of its Comerica credit facility, would be adequate to fund its operations. However, there can be no assurance that the Company's efforts to increase revenue and reduce operating costs will result in operating profits or positive cash flows from operations, that the Company's collection efforts with respect to its accounts receivable will be successful , that the Company will be able to obtain, on terms acceptable to the Company or at all, that the Company's creditors will continue to forbear or will accept restructuring of the amounts owed to them, or that the Comerica Bank credit facility can be replaced on a timely basis or at all.

3. RESTRUCTURING

    Remaining amounts recorded as accrued restructuring costs at September 30, 2001, relate to ongoing severance and lease obligations, which have extended payment terms. The Company incurred approximately $334,000 of additional restructuring costs, (consisting of approximately $238,000 relating to employee costs and $96,000 relating to equipment expenses), in the third quarter of 2001 as a result of actions taken by the Company to reduce its expense base in response to the general reduction in business levels as well as the specific loss of a major customer that filed for bankruptcy. Reductions for the year relate to settlements of various severance agreements, of approximately $206,000, office space, of approximately $169,000 and miscellaneous other items, of approximately $38,000.


                  Balance as of December 31,2000              $ 853,000
                  Additions                                     334,000
                  Reductions                                   (413,000)
                                                              ---------
                  Balance as of September 30, 2001            $ 774,000
                                                              =========

    It should be noted that the Company also expects to incur additional restructuring costs in the fourth quarter related to a further down-sizing of the Company's operations and infrastructure to match what is considered to be the Company's core level of revenue.

4.  CREDIT FACILITIES

    Our operating line of credit facility with Comerica Bank matured on March 31, 2001. After that date, Comerica Bank provided the Company with short-term interim financing in the form of a $3.0 million Demand Note, secured by liens on substantially all of the assets of the Company and its operating subsidiaries. The Demand

    Note carries interest of Comerica's prime rate plus 4%. Available borrowings will be reduced monthly by 2% of eligible accounts receivable. The Demand Note originally provided that payment could be demanded by Comerica Bank at any time. However, on July 26, 2001, the Demand Note was converted to a term note having a six month maturity until January 26, 2002.

5.  INCOME TAXES

    As a result of continued losses, the Company has recorded a valuation allowance to offset all of its net deferred tax assets recorded at September 30, 2001. The valuation allowance relates to deferred tax assets established for net operating loss carryforwards generated through September 30, 2001 and other temporary differences. The Company does not expect to recognize tax benefits on prior or future losses or other temporary differences until such time that it is more likely than not that tax benefits will be realized by the Company. As a result of a $514,000 understatement of income tax refunds receivable, identified upon the completion of the 2000 income tax returns, the Company has restated its September 30, 2000 and December 31, 2000 condensed consolidated financial statements. The adjustment increases income tax refunds receivable and reduces income tax expense and retained deficit at those dates. The receivable results from the Company's ability to carry back net operating losses to years where income taxes were paid, and receipt of the tax refunds is expected by December 31, 2001. The adjustment is immaterial to the December 31, 2000 consolidated financial statements, included in the Company's annual report on Form 10-K for 2000, and the restated balances will be reflected in the 2000 financial statements upon the filing of the Company's Form 10-K for 2001.

6.  LITIGATION

    As of June 30, 2001, the Company had accrued approximately $600,000 relating to litigation exposure. During the third quarter of 2001, the Company was able to relieve approximately $200,000 in litigation exposure by negotiating settlements with the respective parties. As a result of these settlements, the Company incurred an obligation of approximately $125,000, which will be paid by the Company in the form of long-term notes due and payable on January 2, 2005. The difference between the amount accrued and the amount settled, approximately $75,000, was recorded as a gain on settlements in the third quarter. The Company currently has accrued $400,000 relating to its remaining litigation exposure. The Company is a defendant in a lawsuit brought by the prior owners of Integrated Systems Consulting LLC ("ISC"), alleging violations of federal and state securities laws, fraud, negligent misrepresentation, breach of contract, breach of good faith and fair dealing and unjust enrichment related to purchase consideration surrounding the Company's acquisition of ISC in 1999. The plaintiffs are seeking compensatory damages in excess of $2 million, court costs, attorney's fees and punitive damages. The Company denies any wrongdoing and intends to vigorously defend the case. The Company has accrued an amount, which represents estimated defense costs to be paid by the Company, subject to the deductible amount under its directors and officers insurance policy. While any litigation contains an element of uncertainty, the Company believes, based upon its assessment of the claims and negotiation to settle with the plaintiffs, that the liability recorded as of September 30, 2001, combined with coverage under the Company's errors and omissions and directors and officer's insurance policies, is adequate to cover the estimated exposure. In addition, two legal claims have been filed recently against the Company and a subsidiary of the Company for facility rents and related costs associated with excess office space vacated by the Company. An estimate of these liabilities is included in the Company's consolidated balance sheet.

    As a result of a previous settlement, Unaxis Trading was issued 255,000 shares of our common stock on February 15, 2001. Pursuant to the settlement agreement, if, prior to a sale of these shares by Unaxis, the Company has not exercised its right, between January 1, 2002 and February 1, 2002, to call the shares for $1.60 per share, Unaxis may exercise its right to put the shares to the Company for a price of $2.00 per share during the 15 day period commencing on February 1, 2002. Unaxis has recently agreed to return the 255,000 shares of common stock to us in return for a $120,000 cash payment. In partial funding of this settlement, the Company has incurred an obligation to pay $50,000 via a long-term note, due and payable on January 3, 2005. During the third quarter, the amount recorded on the books, of approximately $118,000, was reclassified from common stock and additional paid in capital and was recorded as common stock receivable in anticipation of the completion of this agreement.

    In addition to the litigation noted above, the Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation, in addition to amounts discussed above, will not have a materially adverse effect on the Company's financial condition.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

    On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001: however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these statements and their effective dates for the Company are as follows:

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

    In applying the current accounting principles related to goodwill, the Company has considered if there has been any current impairment of goodwill as of September 30, 2001. We performed our analysis of future cash flows based on the benefits of cost reductions recently implemented and future projected revenue levels assuming various levels of growth, including a 10% per year revenue-growth case. Based on this analysis we believe that the current value of goodwill is recoverable, and therefore no impairment has incurred and no adjustment is necessary.

8.  SIGNIFICANT CUSTOMERS

    For the third quarter of 2001, the Company had three unrelated customers that accounted for approximately 25%, 14% and 12%, respectively, of total revenue. Also, for the nine months ended September 30, 2001, the same three unrelated customers accounted for approximately 23%, 12% and 10%, respectively, of total revenue. These three customers also accounted for approximately 14%, 12% and 6%, respectively, of the total outstanding accounts receivable balance as of September 30, 2001.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    BrightStar is an information technology company that emphasizes Application Team Outsourcing services for Global 2000, mid-market and public sector clients, including packaged and custom application management, custom application development, integration of comprehensive enterprise and e-business solutions and staff augmentation. Application Team Outsourcing services generally generate recurring revenues based on long-term contracts for application support or development projects or from sustainable client relationships. Originally centered on Enterprise Resource Planning (ERP) solutions, the Company also implements and manages Customer Relationship Management (CRM), E-commerce and corporate portal solutions.

    We call our business strategy "Application Team Outsourcing," because we team with our clients' organizations to deliver the required application outsourcing solution. Application Team Outsourcing enables BrightStar to leverage its excellent reputation for rapid-hiring and client satisfaction to provide agile units of highly skilled applications engineers in an outsourcing environment. We focus on redirecting a client's current information technology ("IT") budget from a fixed expense, to a flexible budget, by utilizing BrightStar's ability to expand and contract resources both in numbers and skill sets. In doing so, we strive to become part of the "fabric" of our clients' organizations, thereby generating ongoing business from satisfied clients.

    We have approximately 100 employees and full-time contractors in client locations around the United States and in the Company's offices located in Pleasanton, California, Dallas, Texas, Lafayette, Louisiana, Little Rock, Arkansas and Quincy, Massachusetts. The Company has made a decision to close its current Dallas and Lafayette facilities (retaining a small cadre of consultants in both locations) during the fourth quarter of 2001 in order to reduce its overhead and operating costs. Concurrent with the office closings, the Company will also de-emphasize its e-commerce and custom applications development practices due to the current softness in those markets.

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

    RESULTS OF OPERATIONS

    Revenue for the third quarter and the nine months ended September 30, 2001 decreased from $13.9 million to $4.0 million and from $51.6 million to $16.1 million or 71.3% and 68.8%, respectively, compared to the third quarter and the nine months ended September 30, 2000 as a result of a continued reduction in the demand for ERP and e-commerce project consulting services and the sale of our Australian subsidiary in December 2000. In 2000 our Australian subsidiary accounted for $4.1 and $14.7 million in revenue for the three and the nine months ended September 30, respectively.

    Gross profit as a percentage of revenue for the third quarter and the nine months ended September 30, of 2001 decreased from 33.4% to 25.7% and decreased from 32.2% to 30.8%, respectively, compared to the third quarter and the nine months ended September 30, 2000. This decrease is a result of nonbillable resources that were retained to support certain fixed-price customer contracts that eventually were terminated or not renewed, including one customer that filed for bankruptcy.

    The Company's year-over-year reductions in selling, general and administrative expenses are the result of the execution of the turnaround plan, which included reductions in office space, sales personnel and related costs, management overhead and discretionary expenses.

    Goodwill is the cost of acquired businesses in excess of amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill recorded in conjunction with the founding companies originally combined to form BrightStar and all subsequent acquisitions is being amortized over 40 years on a straight-line basis. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability, and, if warranted, impairment or adjustments to the period benefited are recognized. As a result of its evaluation of market conditions, the Company reduced the carrying value of its remaining goodwill to $12 million at December 31, 2000.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's liabilities as of September 30, 2001, reflect approximately $3.4 million of past-due liabilities, including the requirement to make payments amounting to $0.5 million related to the PROSAP acquisition, as well as payments to certain stockholders, related to a registration rights agreement, of approximately $0.9 million. Due to our current and foreseeable liquidity issues, we may be unable to make any of these payments in cash.

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

    On July 26, 2001 the Company completed a private placement through the issuance of approximately $1.1 million of convertible notes to a group of primarily individual investors, including members of BrightStar senior management. The notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, upon the occurrence of; (i) the market price of the Company's common stock, determined on a moving average basis, equals or exceeds $0.50; and (ii) the investor may lawfully sell immediately all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under a registration statement, or, if after 2 years from the issuance date of the note, under Rule 144; and (iii) at least $2.3 million of past due payables have been restructured. The notes are entitled to simple interest calculated at a rate per annum equal to 8%. Interest may be paid at the option of the Company by issuing additional convertible debt with the same terms as above. In addition, 70,000 warrants were issued to the placement agent for the transaction at an exercise price of $1.00 per share. Warrants issued to investors were valued at $140,000 under the provisions of APB No. 14 and EITF 00-27, and will be amortized as additional interest expense over the term of the debt or until exercised. Amortization expense for the quarter ended September 30, 2001 amounted to $8,000. BrightStar was obligated to file for registration of the common stock underlying the convertible notes and warrants within 90 days after the private placement closing, which the Company fulfilled by filing a registration statement on Form S-3 with the SEC on October 23, 2001.
     .

    Under present circumstances, the Company believes it has sufficient cash resources to meet its operating requirements at least through the end of 2001. Beyond the year 2001, the Company believes that the planned results from operations when combined with proceeds from additional structured financing, if obtained, the restructuring of its past-due liabilities or continued forbearance of its creditors, and replacement of its Comerica credit facility, would be adequate to fund its operations. However, there can be no assurance that the Company's efforts to increase revenue and reduce operating costs will result in operating profits or positive cash flows from operations, that the Company's collection efforts with respect to its accounts receivable will be successful , that the Company will be able to obtain, on terms acceptable to the Company or at all, that the Company's creditors will continue to forbear or will accept restructuring of the amounts owed to them, or that the Comerica Bank credit facility can be replaced on a timely basis or at all.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal proceedings

    Information related to Item 1 is disclosed in Part I Item I (Note 6 to the Condensed Consolidated Financial Statements) and is by the reference incorporated herein.

ITEM 2. Changes in Securities and Use of Proceeds

    None

ITEM 3. Defaults upon Senior Securities

    The credit facility with Comerica Bank was secured by liens on substantially all of the Company's assets (including accounts receivable) and a pledge of all outstanding capital stock of the Company's domestic operating subsidiaries. The credit facility also required that the Company comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. As of, and during the three months ended March 31 and June 30, 2001 and the year ended December 31, 2000, the Company was not in compliance with certain financial covenants. Comerica Bank has agreed to waive the defaults for all three periods. During the third quarter of 2001, the financial covenants were adjusted to include only the requirement to maintain a certain level of effective net worth, which enabled the Company to be in compliance as of September 30, 2001.

ITEM 4. Submission of matters to a vote of Stockholders

    None

ITEM 6. Exhibits and reports on Form 8-K

(a) Exhibits

    None

(b) Reports on Form 8-K

    The Company filed a current report on Form 8-K on August 2, 2001, which announced the $1.1 million private placement and extension of the bank credit facility.



                                   SIGNATURES


    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: November 13, 2001.             BY: /s/ Joseph A. Wagda
                                        ----------------------------------------
                                          Joseph A. Wagda, Chairman and Chief
                                             Executive Officer

                                     BY: /s/ Ken Czaja
                                        ----------------------------------------
                                          Kenneth A. Czaja, Vice President -
                                             Finance and Chief Financial Officer