Form 10-K
period 2001-12-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2002-04-01
CIK 1050025

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

MARK ONE
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM         TO

                          COMMISSION FILE NUMBER 0-6920

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                              76-0553110
             (State or other jurisdiction          (IRS Employer
             of incorporation organization)        or Identification No.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 21, 2002 based on the $0.07 per share closing price for the registrant's common stock on The OTC Bulletin Board market was approximately $747,531. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

     The number of shares of the registrant's common stock outstanding as of March 29, 2002 was 15,264,288.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement in connection with the Annual Meeting of Stockholders to be held on June 18, 2002, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM 1: BUSINESS

THE COMPANY

    BrightStar Information Technology Group, Inc. (BrightStar or the Company) provides information technology services for Global 2000, mid-market and public sector clients. We help companies maximize their competitive advantage through the implementation and /or management of leading edge enterprise level applications and business processes, including enterprise resource planning, customer relationship management, and business process management software solutions. BrightStar has established a strong vertical business presence in healthcare, energy, technology, and state and local government. BrightStar has approximately 70 employees and full-time contractors and has its headquarters in the San Francisco Bay Area with field offices in Dallas, Texas, and Quincy, Massachusetts.

    We also offer an attractive arrangement for companies to outsource their application management. Outsourcing lets companies focus on their core business objectives and gives them a viable alternative to building the internal team required to implement, maintain and enhance today's sophisticated business applications. BrightStar is able to provide other companies with an "Applications Team" that is flexible and agile in terms of expanding and contracting on demand, both in terms of team size and team skills.

    For ENTERPRISE RESOURCE PLANNING ("ERP"), we implement and support SAP and PeopleSoft applications, covering a complete range of business processes, from manufacturing and finance to human resources, procurement and supply chain planning. Our ERP solutions are tailored to fit the specific needs of individual organizations, helping them to automate business processes across the enterprise through the creation of a single data environment that spans departments and job functions. BrightStar is an `SAP Services Partner' with SAP, the world's leading provider of ERP applications. An SAP Services Partner is recognized by SAP as an independent third party services firm that has the capability of providing implementation and support services to SAP's customers.

    Our CUSTOMER RELATIONSHIP MANAGEMENT ("CRM") practice assists companies in attaining competitive advantage by improving their visibility into all the varied contacts made with their customers. We offer implementation and support services for CRM solutions offered primarily by SAP, Siebel Systems, and PeopleSoft. These applications enable organizations to optimize their resources and offer superior service to their customers through the integrated management of traditional, as well as Web-based, channels for sales, marketing, and customer service.

    To help companies provide universal access to their information resources, we also provide training and other consulting services related to Actuate software. Actuate provides an effective platform for retrieving business information from corporate databases and delivering it as interactive web pages and Excel spreadsheets.

    Finally, we have recently launched a new initiative in the emerging market for BUSINESS PROCESS MANAGEMENT ("BPM"). BPM solutions enable customers to directly address and improve company-wide business processes. These solutions involve the identification of process improvements as well as the implementation of systems that help to automate and monitor process activities and performance measurement. In this market, BrightStar is planning to provide the consulting and programming services to develop the process improvement recommendations and to implement leading-edge BPM software solutions offered by selected BPM software providers.

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

    Since BrightStar's formation as a public company in 1998, BrightStar has always been a quality IT service provider. However, during the course of the last three years, the Company has made decisions to discontinue certain services and launch others, based on market conditions and BrightStar's strategy and position in the various markets. BrightStar exited the Controls and Infrastructure Support businesses in 1999 and 2000, (which in total accounted for revenues of approximately $24 million for 1999) and also sold its web hosting business in 2001, (which accounted for revenues of approximately $0.1 million for 2000), because we did not feel these services were core businesses for BrightStar. The Company also sold its Australian subsidiary in 2000, (which accounted for revenues of approximately $17 million for 2000), to generate needed cash as well as to focus solely on the domestic US marketplace. All of these divested operations experienced losses for the Company in the years before they were sold. From inception to today, BrightStar has emphasized its core ERP practices in the SAP and PeopleSoft markets, as well as its applications outsourcing services for key major accounts in the healthcare and local government arenas. In 2002, the Company is initiating a new business thrust into the growing BPM market, to supplement its core businesses. Through the restructuring actions of the last few years, management believes that BrightStar is now sized properly for its business level, and positioned in the right services markets that can form the foundation for future success.

INFORMATION ABOUT OPERATING SEGMENT

    We operate in the Information Technology Services Business segment.

    Among the leading positive factors affecting the demand for Information Technology Services is the transition to packaged software solutions, the emergence of new technologies and the increased bandwidth and usability of the Internet through the World Wide Web. These new technologies enable the creation and utilization of more functional and flexible applications that can increase productivity, reduce costs and improve customer service. Negative conditions affecting demand in the Information Technology Services segment include the retrenchment of venture capital investment in new Internet business enterprises, which began in 2000 and continued through 2001, the maturity of many packaged-software applications, especially ERP, and the retrenchment in capital spending that began in 2001.

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

CUSTOMERS AND MARKETS

    Our marketing efforts focus on mid-sized to large companies who have a need for high quality consulting services to improve their use of enterprise applications and access to corporate information. We have developed expertise in the vertical markets of healthcare, energy, technology and state and local governments. We are continuing to leverage this knowledge throughout these business sectors. Many of our key relationships have existed for several years and have involved numerous activities and projects.

    BrightStar has two long term and current relationships that represented approximately 27% of BrightStar's business in 2001. At Santa Clara Valley Transit Authority (VTA), a San Jose California based light rail and bus operator, BrightStar provides a team of SAP consultants to enhance and maintain their SAP application. VTA has chosen to rely on BrightStar to provide these specialized skills to maintain a high level of support and service to its hundreds of application users. Our business with VTA represented approximately 17% of annual revenue. Another substantial business commitment is with Arkansas Blue Cross Blue Shield (ABCBS) where BrightStar provides a team of application developers and project management to support their Medicare claims processing systems. Our business with ABCBS represented approximately 10% of annual revenue. One of our newest customers in 2001 was SBS Technologies, Inc., where we are currently completing the implementation of a CRM solution. Revenue from SBS Technologies, Inc. represented approximately 12% of our 2001 revenue.

CONSULTING RESOURCES

    Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled technical employees. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. We dedicate resources to recruiting professionals with information technology consulting and industry experience. None of our employees are subject to a collective bargaining arrangement. The Company considers its relationships with its employees to be good.

COMPETITION

    Market share in the IT industry was initially concentrated among large computer manufacturers but the industry has become increasingly competitive and fragmented. IT services are provided by numerous firms including multinational accounting firms, systems consulting and implementation firms, software application vendors, general management consulting firms and data processing outsourcing companies. By selling consulting resources for today's sophisticated enterprise applications, BrightStar is competing against all players in the market space. These range from the Big 5 accounting firms, (such as Deloitte & Touche, KPMG, PricewaterhouseCoopers, etc.) to small private and public companies like BrightStar. In many instances, we also compete directly with larger services providers such as MPS Group and Solbourne, Inc.

    BrightStar strives to exercise competitive advantage in the market for IT services primarily in two ways. First, the Company has excellent customer references in our target markets. While the Big 5 accounting firms have these references as well, many of the smaller competitors do not. Second, BrightStar undertakes to provide high quality consultants at cost-effective billing rates, which the Company can support due to its low overhead cost structure. While the small services firms may have BrightStar's low overhead cost, the larger competitors such, as the Big 5 firms do not.

DIRECTORS AND EXECUTIVE OFFICERS OF BRIGHTSTAR

    The following table and notes thereto identify and set forth information about the Company's Directors and two executive officers:

                                                                             DIRECTOR
             NAME               AGE        PRINCIPAL OCCUPATION               SINCE
             ----               ---        --------------------              --------
        Joseph A. Wagda         58      Chairman of the Board of              2000
                                        Directors, Chief Executive
                                        Officer of BrightStar

        Kenneth A. Czaja        52      Executive Vice President, Chief        NA
                                        Financial Officer and Secretary

        W. Barry Zwahlen        56      Managing Partner of Information       2000
                                        Management Associates


        Jennifer T. Barrett     51      Group Leader, Data Products           1998
                                        Division, Acxiom Corporation

        Thomas A. Hudgins       61      Cofounder Polaris Group, Inc.         2001

    Joseph A. Wagda has been a Director of BrightStar since April 2000 and became Chief Executive Officer, effective October 2, 2000. Mr. Wagda was elected Chairman of the Board of Directors on March 21, 2001. From 1997, Mr. Wagda has been engaged in a variety of venture capital and distressed investments, as an investor, manager, independent consultant and attorney, including serving as President of Altamont Capital Management, Inc. and in leadership positions with several single-purpose investment entities. He also is currently a director of Abraxas Petroleum Corporation (Amex: ABP), a public oil and gas company and Zierer Visa Service, Inc., a private company engaged in the international travel services business. Previously, Mr. Wagda was President and CEO of American Heritage Group, a modular homebuilder that was restructured in 1997, and a Senior Managing Director and co-founder of the Price Waterhouse corporate finance practice. He also served with the finance staff of Chevron Corporation and in the general counsel's office at Ford Motor Company. Mr. Wagda has a B.S. degree from Fordham College, an M.B.A., with distinction, from the Johnson School of Management, Cornell University and a J.D., with honors, from Rutgers Law School.

    Kenneth A. Czaja, joined BrightStar to be our Vice President - Finance and Chief Financial Officer, effective May 1, 2001. Subsequently he was promoted to Executive Vice President. He has had a 27-year business career as a financial executive in positions of increasing responsibility with a variety of technology companies, including Xerox Corporation, Silicon Compiler Systems, Inc. and Wyse Technology Inc. Most recently, Mr. Czaja was Vice President, Finance and CFO at Intellicorp, Inc. (Nasdaq: INAI), a software and services company that provides BPM, CRM and e-business solutions for the SAP customer market. Mr. Czaja has an M.S. degree, with a concentration in finance and accounting, from Georgia Institute of Technology and a B.A. in physics from Columbia University.

    W. Barry Zwahlen has been a director with BrightStar since July 2000. Mr. Zwahlen presently is the Managing Partner of Information Management Associates, a retained executive search firm, which he founded in 1986. Mr. Zwahlen focuses his practice on the recruitment of CIO and CTO candidates for technology clients and the recruitment of executive level information technology consultants for systems integration professional services firms. Mr. Zwahlen serves on the Board's Audit Committee and is Chairman of the Compensation Committee.

    Jennifer T. Barrett became a director of BrightStar at the closing of our initial public offering in 1998. Since 1974, she has served in various capacities with Acxiom Corporation, a leading data processing and related computer-based services and software products company. She is currently Acxiom's Chief Privacy Officer. Ms. Barrett serves on the Board's Audit and Compensation Committees.

    Thomas A. Hudgins became a director on April 20, 2001. He cofounded and, until recently, served as Managing Director of Polaris Group, Inc., a corporate finance and mergers and acquisitions advisory firm. Prior to forming Polaris he was cofounder, Executive Vice President and Secretary of BrightStar until January 1999. From 1967 to 1997, he was Executive Vice President and cofounder of Delta-X Corp., a leading developer, manufacturer and marketer of software and electronic automation equipment for the international oil and gas industry. He is a past president of the Houston Chapter of the American Institute of Industrial Engineers, a member of the Society of Petroleum Engineers and a Registered Professional Engineer. Mr. Hudgins is Chairman of the Board's Audit Committee.

RECENT DEVELOPMENTS

    The Company's operating line of credit with Comerica Bank expired on January 25, 2002. Since there was an outstanding balance on the line as of January 25, 2002, Comerica declared the Company to be in default under the terms of the agreement. However, Comerica has subsequently agreed to forebear on any actions to collect the outstanding balances and to allow the Company to borrow under the loan until June 30, 2002, subject to certain conditions. Available borrowings under this newly extended arrangement are to start at 60% of eligible accounts receivables, after reduction for ineligible accounts, with subsequent reductions of 2% each month starting in May 2002. The total borrowing base after reductions for ineligible accounts and the borrowing base percentage is limited to a maximum of $850,000. Comerica retains the right to decline to make advances at any time during this period. The interest rate on outstanding balances is prime plus 4% as of January 26, 2002, and will increase an additional 1% per month, beginning February 2002.

    On February 12, 2002, the compensation committee of the board of directors voted to take the actions that resulted in the repricing of 0.9 million existing stock options and the awarding of approximately 1.1 million new options to participants under the Company's long-term incentive plans. The exercise price of all affected options after the repricing is $0.05 per share, which was based on fair market value as determined by the Board of Directors based upon the prior 20-day average closing price. In addition, the compensation committee voted to take actions that resulted in restricted stock issuances totaling 2.0 million shares. Of the 2.0 million shares, fifty percent of them, or 1.0 million shares, vested immediately, with the remaining 1.0 million shares vesting over a 2-year term. The 2.0 million shares consisted of 1.5 million and 0.5 million shares to Mr. Wagda and Mr. Czaja, respectively. Previous stock options granted to Mr. Wagda and Mr. Czaja were cancelled.

ITEM 2: PROPERTIES

    BrightStar's principal executive offices are located at 4900 Hopyard Road, Suite 200, Pleasanton, California 94588. The Company's lease on these premises covers approximately 5,600 square feet and expires December 31, 2003.

    The Company also operates through leased facilities in:

    o Dallas, TX

    o Quincy, MA

    Substantially all of the Company's services are performed on-site at customer locations. BrightStar anticipates that additional space will be required as its business expands above a certain level; however, we also believe that our current infrastructure can support a substantially larger revenue base due to the nature and location of our services. We also believe that, if and when needed, we will be able to obtain additional suitable space.

ITEM 3: LEGAL PROCEEDINGS

    As of December 31, 2000, the Company had accrued approximately $600,000 relating to litigation exposure. This amount included estimated costs to settle legal claims related primarily to two separate lawsuits brought against the Company for damages related to software development and implementation services provided by the Company. During the third quarter of 2001, the Company was able to relieve approximately $200,000 in litigation exposure by negotiating settlements with the respective parties. As a result of these settlements, the Company incurred an obligation of approximately $125,000, which will be paid by the Company in the form of long-term notes due and payable on January 3, 2005. The difference of approximately $75,000 between the amount accrued and the amount settled was recorded as a gain on settlements in the third quarter. The Company has also been able to settle the remaining lawsuit, which resulted in no cash payment or long-term liability. The resulting gain of $300,000 was recorded in the fourth quarter.

    As of December 31, 2001, two legal claims exist, both filed in 2001 against the Company. One legal claim is against our insolvent subsidiary, BRBA, Inc., for facility rents and related costs associated with the early termination of a facility lease. The initial claim (Court case number 01-10344D in the county of Dallas, Texas) resulted in a default judgment in a court order dated December 21, 2001 in favor of the landlord for approximately $48,000, which was the amount of the rent owed to the landlord as of the court order date, and the landlord has indicated that they will be filing additional suits against BRBA as further rent obligations are not paid. An estimate of this liability is included in the Company's consolidated balance sheet. The other legal claim (Proceeding number 01-3540 under Bankruptcy court case number 300-34446-BJH-11 in the Northern District of Texas) is for amounts received as a so-called preference payment from a former customer who made a bankruptcy filing in 2000. The Company does not believe the claim has merit and therefore the Company has not recorded any liability associated with this so-called preference claim.

    As a result of a previous settlement, Unaxis Trading Limited was issued 250,000 shares of our common stock on February 15, 2001. Pursuant to the settlement agreement, if, prior to a sale of these shares by Unaxis, the Company has not exercised its right, between January 1, 2002 and February 1, 2002, to call the shares for $1.60 per share, Unaxis could exercise its right to put the shares to the Company for a price of $2.00 per share during the 15 day period commencing on February 1, 2002. Unaxis agreed to return the 255,000 shares of common stock to us, including 5,000 additional shares granted to Unaxis representing penalty shares relating to the registration rights associated with the settlement, in return for a $120,000 cash payment. In satisfaction of this settlement, the Company incurred an obligation to pay $50,000 to its insurance carrier via a long-term note, due and payable on January 3, 2005. During the third quarter, the amount recorded on the books, of approximately $118,000, was reclassified from common stock and additional paid in capital to common stock receivable in anticipation of the completion of this agreement. The Company completed the transaction in December of 2001 and eliminated the common stock receivable and reclassified such amount to treasury stock.

    In addition to the litigation noted above, the Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation, in addition to amounts discussed above, will not have a materially adverse effect on the Company's financial condition.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN FOURTH QUARTER OF 2001

    None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is currently traded on The OTC Bulletin Board Market under the symbol "BTSR.OB." The following table sets forth for the quarterly periods indicating the range of high and low sales prices for the Company's Common Stock for 2000 and 2001.

                                  2000                2001
                            -----------------   -----------------
                             HIGH       LOW      HIGH       LOW
                            -------   -------   -------   -------
First Quarter ...........   $11.625   $6.0625   $ 1.125   $0.1875
Second Quarter ..........   $ 8.625   $  2.75   $  0.47   $  0.17
Third Quarter ...........   $  4.00   $ 2.063   $  0.23   $  0.15
Fourth Quarter ..........   $  2.25   $ 0.281   $  0.18   $  0.04

    The Company has never declared nor paid cash dividends on its Common Stock. The Company's credit facility contains restrictions on the Company's ability to pay cash dividends. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

    As of March 21, 2002, there were 99 shareholders of record of the Company's Common Stock and a total of 2,774 shareholders, including shareholders who held their shares in the names of certain financial institutions.

SALES OF UNREGISTERED SECURITIES.

    Set forth below is certain information concerning all issuances of securities by BrightStar within the past three years that were not registered under the Securities Act.

    1. On January 11, 1999, pursuant to the Agreement and Plan of Exchange (the "Share Exchange") dated as of December 15, 1997, among BrightStar, BIT Group Services, Inc. ("BITG"), BIT Investors, LLC ("BITI"), and the holders of the outstanding capital stock of BITG, the Company issued 11,575 shares of common stock to the holder of the Series A-1 Class A Units of BITI.

    2. On January 11, 1999, BrightStar issued to the beneficiaries of the SCS Unit Trust an aggregate of 441,400 shares of common stock in consideration of the transfer to BrightStar by SCS Unit Trust of substantially all the assets of the SCS Unit Trust.

    3. On March 10, 2000, pursuant to an agreement with Strong River Investments, Inc., and Montrose Investments Ltd. (collectively, the "Purchasers"), the Company sold to the Purchasers 709,555 shares of the Company's common stock (the "Shares") for $7.5 million, or $10.57 per share (the "Transaction"). In connection with the purchase of the Shares, the Company issued two warrants to the Purchasers. One warrant had a five-year term during which the Purchasers could purchase up to 157,500 shares of the Company's common stock at a price of $12.00 per share. The second warrant covered an adjustable amount of shares of the Company's common stock. Pursuant to the terms of the adjustable warrants, the holders thereof elected to fix the number of common shares issuable under such warrants at 1,525,000 shares in the aggregate. Such shares were issued on September 29, 2000 at an exercise price of $0.001 per share. The Company also issued to Wharton Capital Partners Ltd. ("Wharton"), as compensation for Wharton's services as placement agent in connection with the Transaction, a warrant with a five-year term during which Wharton may purchase up to 45,000 shares of the Company's common stock at a price of $12.00 per share. The proceeds of this transaction were used for general corporate purposes.

    4. On June 23, 2000, the Company issued 668,468 shares of common stock to the prior owners of Integrated Systems Consulting (ISC) as payment for the remaining amount due of $2.5 million in connection with the 1999 acquisition of ISC.

    5. On January, 16, 2001, the prior owners of Cogent Technologies LLC ("Cogent") were issued 1,020,000 shares of our common stock in partial settlement of a claim by them related to the unpaid balance of the purchase price for the assets and business of Cogent and amounts due under employment agreements with us.

    6. On February 15, 2001, Kevin J. Murphy was issued 100,000 shares of our common stock in connection with the commencement of his employment with the Company.

    7. On February 15, 2001, certain of our former employees were issued 346,831 shares of our common stock in satisfaction of remaining severance payment obligations under prior employment agreements with the Company.

    8. On February 15, 2001, Unaxis Trading Limited was issued 250,000 shares of our common stock in settlement of litigation between the Company and certain affiliates of Unaxis. Pursuant to the settlement agreement (which was agreed upon in principle, on November 3, 2000), if, prior to a sale of these shares by Unaxis, the Company has not exercised its right, between January 1, 2002 and February 1, 2002, to call the shares for $1.60 per share, Unaxis may exercise its right to put the shares to the Company for a price of $2.00 per share during the 15 day period commencing on February 1, 2002. During December 2001, the Company bought the shares back from Unaxis for a $120,000 payment.

    9. On May 4, 2001, 257,400 shares of our common stock were issued to various shareholders in satisfaction of our obligations to pay penalties to them under the terms of various registration rights agreements.

    10. On July 26, 2001, the Company issued and sold approximately $1.1 million of convertible notes to a group of investors, including members of BrightStar senior management. The notes are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, if: (i) the market price of the Company's common stock, determined on a 20-day moving average basis, equals or exceeds $0.50; and (ii) the investors may lawfully sell all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under an effective registration statement, or under Rule 144; and (iii) at least $2.3 million of the our past due payables have been restructured. In addition, 70,000 warrants are issuable to Brewer Capital Group, LLC, which acted as placement agent for the transaction, at an exercise price of $1.00 per share. The net proceeds of this transaction were used for general corporate purposes.

    11. In November 2001, the Company engaged a financial advisor to assist the Company in obtaining additional long-term financing. As part of the financial advisor's compensation for this engagement, and in addition to a $25,000 retainer fee paid to the advisor, the Company has committed to the issuance of warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.05 per share. These warrants will expire in November 2004.

    12. On Feb. 15, 2002, 1,500,000 shares and 500,000 shares of common stock were issued to Joseph A. Wagda and Kenneth A. Czaja, respectively, in connection with their employment with the Company.

    All of the above sales and issuances of securities by the Company were exempt from registration under the Securities Act pursuant to Section 4(2) thereof as transactions not involving any public offering. The Company bases this conclusion on an analysis of the facts in each instance, taking into account such factors as the number of purchasers, whether each purchaser is an accredited investor or appears to have such knowledge and experience in financial and business matters so as to be capable of evaluating the merits and risks of the prospective investment, and whether each purchaser is a senior management employee of the Company or the Company otherwise has a pre-existing relationship with the purchaser. In no case were any securities offered or sold by any form of general solicitation or general advertising, nor is the Company aware of any instance in which the securities were acquired with a view to the resale or distribution thereof.

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

    BrightStar was organized in July 1997 and completed its initial public offering (IPO) on April 16, 1998. Concurrent with the IPO, Brightstar (a) acquired the outstanding capital stock of Brian R. Blackmarr and Associates, Inc. ("Blackmarr"), Integrated Controls, Inc. ("ICON"), Mindworks Professionals Education Group, Inc. ("Mindworks"), Software Innovators, Inc. ("SII"), Zelo Group, Inc. ("ZELO") (b) acquired substantially all the net assets of Software Consulting Services America, LLC ("SCS America") and SCS Unit Trust ("SCS Australia") and together with Blackmarr, ICON, Mindworks, SII, Zelo, SCS America and SCS Australia, (collectively the "Founding Companies") and (c) executed a share exchange with BIT Investors, LLC ("BITI") and senior management of BrightStar for all outstanding common stock of BIT Group Services, Inc. ("BITG"). BrightStar and the Founding Companies are hereinafter collectively referred to as the "Company." The acquisitions were accounted for using the purchase method of accounting, with Blackmarr being reflected as the "accounting acquirer."

    The following tables present selected historical data for Blackmarr, the accounting acquirer, for the year ended September 30, 1997. The 1998 data presented in the following table for the Company is comprised of (i) the results of operation of Blackmarr for the year ending December 31, 1998, (ii) the results of operations of the Founding Companies for the periods subsequent to their acquisitions and (iii) the results of the operations of companies acquired by BrightStar after the initial public offering.

    The Blackmarr results have been derived from (i) the audited financial statements of Blackmarr for the year ended September 30, 1997 and the year ended December 31, 1998.

                                                        YEAR ENDED
                                                         SEPT 30                         YEAR ENDED DECEMBER 31
                                                       ------------    ------------------------------------------------------------
HISTORICAL OPERATIONS DATA                                 1997            1998            1999            2000            2001
--------------------------                             ------------    ------------    ------------    ------------    ------------
                                                                                                       (as restated)
                                                                           (In thousands, except per share data)
Revenue ............................................   $     12,190    $     63,584    $    103,449    $     61,612    $     19,471
Cost of revenue ....................................         10,063          45,409          76,476          42,442          13,403
Selling, general and administrative expenses .......          1,668          15,445          26,797          27,369           6,119
Stock compensation expense .........................            305           6,766             468              --              --
In process research & development ..................             --           3,000              --              --              --
Restructuring charge ...............................             --           7,614              --           2,237           2,011
Write down of goodwill .............................             --              --              --          42,479              --
Depreciation and amortization ......................            135           1,652           3,056           3,244           1,600
                                                       ------------    ------------    ------------    ------------    ------------
     Income (loss) from operations .................             19         (16,302)         (3,348)        (56,159)         (3,662)
Other income (expense), net ........................             33             158             (15)            (19)             --
Interest expense ...................................            (96)            (66)           (518)           (519)           (249)
Income tax provision (benefit) .....................              6             612          (1,313)          1,531              --
Income (loss) on discontinued operations ...........             --             278          (7,447)           (910)             17
Extraordinary gain .................................             --              --              --              --           1,157
                                                       ------------    ------------    ------------    ------------    ------------
          Net income (loss) ........................   $        (50)   $    (16,544)   $    (10,015)   $    (59,138)   $     (2,737)
                                                       ============    ============    ============    ============    ============
Net loss per share (basic and diluted)
  Loss from continuing operations ..................             --    $      (2.68)   $      (0.30)   $      (5.85)   $      (0.30)
  Income(loss) from discontinued operations ........             --            0.04           (0.86)          (0.09)             --
  Extraordinary gains ..............................             --              --              --              --            0.09
                                                       ------------    ------------    ------------    ------------    ------------
  Net loss .........................................             --    $      (2.64)   $      (1.16)   $      (5.94)   $      (0.21)
                                                       ============    ============    ============    ============    ============
Weighted average shares outstanding:
  Basic and diluted ................................             --       6,275,031       8,642,034       9,959,995      13,291,625

                                      SEPT 30                  DECEMBER 31
                                      --------   ------------------------------------------
HISTORICAL BALANCE SHEET DATA:          1997       1998       1999       2000        2001
------------------------------        --------   --------   --------   --------    --------
                                                                     (AS RESTATED)
                                                         (In thousands)
Working capital ...................   $    337   $ 14,348   $ 10,409   $ (4,489)   $ (2,201)
Total assets ......................      3,501     92,401     85,008     21,797      14,386
Stockholders' equity ..............        682     70,074     60,451      9,696       8,231

    Total fully diluted shares consist of the following:


                                                           December 31,     March 21,
                                                               2001           2002
                                                          -------------    ----------
Total common stock outstanding ........................     13,264,288     15,264,288
Common stock associated with notes
  convertible at $0.23 per share ......................      4,857,537      4,954,694
Common stock warrants associated with
  notes exercisable at $0.50 per share ................        728,636        743,215
Other common stock warrants ...........................        184,285        184,285
Employee/director  stock options and stock grants .....      2,304,507      2,307,304
                                                            ----------     ----------
Total fully diluted shares ............................     21,339,253     23,453,786
                                                            ==========     ==========

    Common stock outstanding as of March 21, 2002 includes 2,000,000 shares issued to the Company's executives in February, 2002, related to their employment (as explained in Item 11, Executive Compensation).

    Total fully diluted shares does not include the 255,000 treasury stock shares. These treasury stock shares are considered issued but not outstanding.

    Employee/director stock options as of March 22, 2002 are repriced at $0.05 per share except for approximately 440,000 shares that are priced in the range of $1.00 to $6.00 per share. Other common stock warrants totaling 184,285 shares are exercisable at prices ranging from $0.05 to $6.00 per share.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Critical Accounting Policies and Estimates

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses BrightStar's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in preparation of its consolidated financial statements.

    Revenue recognition -- The Company provides services to customers for fees that are based on time and materials or occasionally, fixed fee contracts. Revenue for fixed fee contracts is recognized ratably over the contract term based on the percentage-of-completion method. Costs incurred to date as a percentage of total estimated costs are used to determine the percentage of the contract that has been completed throughout the contract life.

    Goodwill -- Goodwill is the cost in excess of amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill recorded in conjunction with the Founding Companies and all other acquisitions in 1998 is being amortized over 40 years on a straight-line basis. Goodwill associated with the acquisition of ISC is being amortized over 20 years on a straight-line basis. Management determined the twenty-year life for ISC goodwill based upon the nature of ISC's SAP software consulting practice, along with the assembled workforce of highly skilled consultants and the demand for information technology services. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability, and, if warranted, impairment or adjustments to the period benefited would be recognized. The Company uses an estimate of the future undiscounted net cash flows when testing for impairment. In our opinion, goodwill is appropriately valued at December 31, 2001.

    Income taxes -- The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, the Company has recorded a valuation allowance for deferred taxes as of December 31, 2001. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made.

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with BrightStar's Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in the Form 10-K report.

RESULTS OF OPERATIONS

    The Company reported net losses of $0.21, $5.94 and $1.16 per basic and diluted share for the years ended December 31, 2001, 2000 and 1999, respectively. The results of operations for 2001, 2000 and 1999 reflect the impact of the following items:

Goodwill

    In July of 1996, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 97 ("SAB 97") relating to business combinations immediately prior to an initial public offering. SAB 97 requires that these combinations be accounted for using the purchase method of accounting and requires that one of the companies be designated as the accounting acquirer. Accordingly, for financial statement purposes, Blackmarr was designated as the acquiring company because its shareholders, in the aggregate, acquired more common stock than the former shareholders of any of the other Founding Companies in conjunction with the acquisitions. The excess of the aggregate purchase price paid for the Founding Companies other than Blackmarr over the fair value of the net assets acquired by BrightStar was recorded as goodwill. In addition, goodwill of $4.6 million was recorded attributable to the issuance of 437,681 shares of Common Stock to BITI unit holders. The goodwill was amortized over a 40-year period through December 31, 2001. Goodwill associated with the purchase of ISC was being amortized over a 20-year period through December 31, 2001.

    In the third quarter of 2000 and continuing into the fourth quarter the Company considered impairment of goodwill. In evaluating goodwill impairment the Company segregated enterprise level goodwill from goodwill attributable to specific assets. Goodwill of $22.6 million attributable to specific assets, was written-off in connection with the disposal of our Australian subsidiary's assets; and $1.4 million was written off in connection with the closure of Cogent Technologies LLC. The remaining goodwill, of approximately $32.4 million, was deemed enterprise level goodwill as it relates to the remaining U.S. operations, which is operated as a single, integrated business unit. Enterprise level goodwill was deemed impaired due to the deterioration in the Company's business, the overall declining market for information technology services, including project-based ERP and e-commerce services, and also the reduction in the Company's workforce, backlog, and its falling common stock share market price. In considering the methodology to assess the carrying value of enterprise level goodwill, management evaluated it using a market value approach and an undiscounted cash flow approach. The market value approach was deemed preferable based upon the uncertainty of the cash flows at that time. Under the market value approach, management used the trading price of the Company's common stock around the December 31, 2000, financial statement date. During January 2000, the per share trading price was approximately $13.00. By the end of December 2000, the per share trading price was less than $1. This analysis yielded a market value for the enterprise level goodwill of approximately $12.0 million (approximately 12,000,000 shares outstanding at $1 per share), resulting in the $18.4 million impairment charge taken in 2000. Management deemed it unnecessary to reduce the amortization period for the goodwill based upon the long-term need for the information technology services provided by the Company.

                                        GOODWILL
                                       CHARGED TO
                                      EARNINGS IN
                                          2000
                                      -----------
                                     (IN THOUSANDS)
Australia .........................   $    22,622
Cogent Technologies, LLC ..........         1,433
Continuing U.S. operations ........        18,424
                                      -----------
                                      $    42,479
                                      ===========

    On July 20, 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001: however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of SFAS No. 142 and their effective dates for the Company are as follows:

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

    The Company has amortized goodwill acquired prior to July 1, 2001, under its current method through December 31, 2001. Thereafter annual and quarterly goodwill amortization of approximately $350,000 and $87,500, respectively, will no longer be recognized. By December 31, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. The Company has not determined the effect, if any, of the adoption of the fair value based impairment test under SFAS 142.

    In applying the current accounting principles related to goodwill, the Company has considered if there has been any current impairment of goodwill as of December 31, 2001. We performed our analysis of future cash flows based on the benefits of cost reductions recently implemented and future projected revenue levels assuming various levels of growth, including a 10% per year revenue-growth case. Based on this analysis we believe that the current value of goodwill is recoverable, and therefore no impairment has been incurred and no adjustment is necessary.

Discontinued Operations

    During the fourth quarter of 1999, the Company recorded losses related to the discontinuance of its Training, Controls, and Infrastructure Support businesses. The loss on discontinued operations of $7.4 million in 1999 includes: 1) $5.8 million (including $0.7 million of taxes) recorded to write down the Company's net investment in its Controls business and to record $0.8 million of estimated operating losses to be incurred after the decision to dispose of the business; 2) $1.0 million (including $0.1 million of taxes) recorded upon the sale of the Mindworks division of the Company's training business, and 3) $0.6 million (net of $0.3 million of tax benefits) of operating losses from discontinued operations incurred during 1999. Additionally, as a result of the sale of its controls division in September 2000, the Company recorded a charge of $0.9 million, with the remaining items being settled in the second quarter of 2001. The Company recorded no gain or loss on the discontinuance of its Texas training business or its infrastructure support business. The Company has made necessary reclassifications to properly reflect the discontinued operations in its consolidated financial statements. In 2001, the Company recorded a net gain of $17,000 associated with the settling of accounts receivable balances remaining from 2000. Subsequent to the sale of the Controls Business, the Company changed the name of Integrated Controls, Inc. to BrightStar Louisiana, Inc.

Restructuring Charges

    In June of 2000, the Company announced that revenue and earnings for the second quarter and the remainder of the calendar year would be lower than expected and that the Company was realigning its operations to improve operating margins by reducing expenses associated with underutilized office space and personnel.

    As a result of the realignment, the Company recorded a restructuring charge of $2.5 million in the second quarter of 2000. Of the total charge, approximately $1.0 million was reserved for ongoing lease obligations for facilities that were closed and $0.5 million was recorded to write-down related fixed assets. The remainder of the charge relates to the severance of approximately 90 employees, or 15% of the Company's workforce. Approximately $1.7 million of the charge applied to obligations funded by cash disbursements, of which approximately $1.0 million was disbursed for severance and $0.3 million was disbursed for rents during 2000. The remaining charge relates to $0.2 million of longer-term severance obligations and related costs and $0.7 million of rents, net of sublease income to be paid related to leases, which expire through April 2003. During the fourth quarter of 2000, the Company reduced the restructuring reserve by $0.3 million as a result of favorable lease settlements.

    Restructuring continued during the fourth quarter of 2000 and into 2001. The Company replaced the entire senior management team and significantly reduced management overhead. Beginning in the third quarter and continuing into the fourth quarter of 2001, the Company continued with year-over-year reductions in selling, general and administrative expenses, which were the result of the execution of the austerity plan adopted in the third quarter of 2001. The restructuring included reductions in office space, sales personnel and related costs, management overhead and discretionary expenses. For the year 2001 the Company incurred approximately $2 million of additional restructuring costs, (consisting of approximately $0.4 million relating to employee costs for approximately 30 employees, including severance obligations, and $1.6 million relating to losses on the write down or disposal of nonessential equipment, the write-offs of leasehold improvements and office closure expenses (including accelerated expenses from lease terminations) as a result of actions taken by the Company to reduce its expense base in response to the general reduction in our level of business, as well as the specific loss of a significant customer that filed for bankruptcy.

    Remaining amounts recorded as accrued restructuring costs at December 31, 2001 relate primarily to ongoing severance and lease obligations, which have extended payment terms.

    The categories of the 2001 and 2000 restructuring charges and the subsequent utilization are summarized below:

                                                  AMOUNTS      AMOUNTS      AMOUNTS TO
                                                CHARGED TO   CHARGED TO       BE PAID
                                                EARNINGS IN  EARNINGS IN      BEYOND
                                                   2001          2000          2001
                                                -----------   -----------   -----------
                                                             (IN THOUSANDS)
Workforce severance .........................   $       448   $     1,000   $       293
Asset impairment ............................           740           500            --
Lease and other contract obligations ........           823           737         1,148
                                                -----------   -----------   -----------
                                                $     2,011   $     2,237   $     1,441
                                                ===========   ===========   ===========

Stock Compensation Expense

    In connection with the IPO and the acquisition of the Founding Companies, certain directors and members of management received 648,126 shares of common stock. These shares, valued at $11.70, were recorded as deferred compensation and were charged to stock compensation expense over a one-year period based upon the terms of a stock repurchase agreement between the Company and related shareholders. Total stock compensation expense recorded during 1999 in conjunction with the above was $468,000.

Revenue

    The Company provides services to its customers for fees that are based on time and materials or occasionally, fixed fee contracts. Accordingly, revenue is recognized as consulting services are performed. Deferred revenue primarily represents the excess of amounts billed over the contract amount earned.

    The timing of revenue is difficult to forecast because the Company's sales cycle for certain of its services can be relatively long and is subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles, customers' internal approval processes and general economic conditions. In addition, as is customary in the industry, the Company's engagements are generally terminable without a customer penalty. The Company's revenue and results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including, but not limited to, changes in the demand for IT services, the effect of changes in estimates to complete fixed fee contracts, the rate of hiring and the productivity of revenue generating personnel; the availability of qualified IT professionals; the significance of customer engagements commenced and completed during a quarter; the number of business days in the quarter; changes in the relative mix of the Company's services; changes in the pricing of the Company's services; the timing and the rate of entrance into new geographic or IT specialty markets; departures or temporary absences of key revenue-generating personnel; the structure and timing of acquisitions; and general economic factors.

    Revenue decreased from $61.6 million to $19.5 million or 68% in 2001 compared to 2000 and decreased from $103.4 million to $61.6 million or 40% in 2000 compared to 1999 as a result of a number of factors. First, there has been a general market reduction in the demand for ERP and e-commerce consulting services. The IT services market experienced a surge in demand up to the 1999 timeframe as a result of the Y2K requirements. BrightStar management believes that after 1999, most customers decided to significantly decrease their ERP-related IT services to compensate for the unusually high level of IT spending the previous couple of years. This market softness was subsequently compounded when the e-commerce market started softening in 2000. Finally, the Company believes many companies cancelled or postponed their IT projects after the September 11, 2001 terrorist incident. Another factor contributing to the annual revenue declines was the discontinuance of some of its operations (as detailed in the section on Discontinued Operations). While management believes it was in the best interest of the Company, the discontinuances (especially the Australian operations, which accounted for $17 million in revenue for 2000) resulted in a further reduction in revenue.

Cost of Revenue

    Cost of revenue primarily consists of salaries (including non-billable and training time) and benefits for consultants. The Company generally strives to maintain its gross profit margins by offsetting increases in salaries and benefits with increases in billing rates, although this is subject to the market conditions at the time. In addition, the Company tries to increase or decrease the number of consultants used by the Company to provide its services, including third party contractors, as the amount of billable work (and resultant revenue) changes. In other words, the Company continually strives to minimize the amount of unbillable consulting resources or bench. As revenues declined over the past couple of years, the Company reduced its consulting resources accordingly.

    Gross profit as a percentage of revenue for 2001 remained unchanged at 31% compared to 2000. Even though revenues dropped in 2001 compared to 2000, the Company's overall reduction in nonbillable resources throughout 2001 enabled it to maintain the previous year's gross profit percentage.

     Gross profit as a percentage of revenue increased for 2000 from 26% to 31% compared to 1999 due to improved utilization of billable consultants combined with the completion of two low margin fixed price engagements in 1999.

Operating Expenses

    Selling, general and administrative expenses (SG&A) primarily consist of costs associated with (i) corporate overhead, (ii) sales and account management,
(iii) telecommunications, (iv) human resources, (v) recruiting and training, and
(vi) other administrative expenses.

    SG&A expenses for 2001 decreased from $27.4 million to $6.1 million or 78% compared to 2000. The decrease was due to the Company's year-over-year reductions in selling, general and administrative expenses, as a result of the execution of our turnaround plan, including reductions in office space, sales personnel and related costs, management overhead and discretionary expenses.

    SG&A expenses for 2000 increased from $26.8 million to $27.4 million or 2% compared to 1999. The increase represents continued investments in the Company's sales force and corporate infrastructure through the third quarter of 2000, offset by significant reductions in expenses in the fourth quarter of 2000 resulting from the initiation of a turnaround plan designed to restore profitability and positive cash flows.

Extraordinary Gains

    For the year ended December 31, 2001, the Company recorded extraordinary gains, which related to the early extinguishment of balance sheet obligations. The Company was able to settle corporate legacy liabilities for cash payments totaling less than $0.3 million, resulting in an extraordinary gain of $1.2 million, including the settlement of the $0.9 million payable to stockholders and the $0.5 million Prosap obligation.

MARKET RISK

    Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates.

    The Company during the 2001 year-end and previous years was potentially exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and currencies of the Company's former operations in Australia. Since the A$7.5 million contingent earn-out resulting from the sale of our Australian subsidiary is denominated in Australian dollars, the Company's financial position, results of operations, and cash flows are potentially affected by fluctuations in exchange rates. The Company in 2001 realized no market risk associated with the earn-out provision in 2001, since it was determined that there was no earn-out to be paid in 2001. The Company does not anticipate that near-term changes in exchange rates will have a material impact on future earnings, fair values or cash flows of the Company.

    The Company's debt bears interest at variable rates; therefore, the Company's results of operations would only be affected by interest rate changes to the debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's liabilities as of December 31, 2001, reflect approximately $2.8 million of past-due liabilities, which have been reported as legacy liabilities in the financial statements. Due to our current and foreseeable liquidity issues, we may be unable to make any of these payments in cash.

    The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company has experienced a significant decline in available liquidity, which has had an adverse impact on the ability of the Company to meet its immediate and future obligations and to continue as a going concern. The Company has improved its liquidity by securing private placement financing, by reaching settlement agreements with most of its creditors, and by restructuring its credit facility with Comerica Bank, which matured on January 25, 2002. Since there was an outstanding balance on the line as of January 25, 2002, Comerica declared the Company to be in default under the terms of the agreement. However, Comerica has subsequently agreed to forebear on any actions to collect the outstanding balances and to allow the Company to borrow under the loan until June 30, 2002, subject to certain conditions. Available borrowings under this newly extended arrangement are to start at 60% of eligible accounts receivables, after reduction for ineligible accounts, with subsequent reductions of 2% each month starting in May 2002. The total borrowing base after reductions for ineligible accounts and the borrowing base percentage is limited to a maximum of $850,000. Comerica retains the right to decline to make advances at any time during this period. The interest rate on outstanding balances is prime rate plus 4% as of January 26, 2002, and will increase 1% per month beginning in February 2002. Subject to the terms of the new agreement, the Company's borrowing availability as of March 22, 2002 was approximately $635,000.

    On July 26, 2001, the Company completed a private placement through the issuance of approximately $1.1 million of convertible notes to a group of investors, including members of BrightStar senior management. Related party notes from then-current senior management totals $0.2 million. The notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, if; (i) the market price of the Company's common stock, determined on a 20-day moving average basis, equals or exceeds $0.50; and (ii) the investor may lawfully sell all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under an effective registration statement, or, under Rule 144; and (iii) at least $2.3 million of past due payables have been restructured. The notes are entitled to simple interest calculated at a rate per annum equal to 8%. For the first year from the date of the Notes, interest may be paid at the option of the Company by issuing additional convertible debt with the same terms as above. The Company chose to do this for the interest due on the notes from inception through December 31, 2001. In addition, 70,000 warrants were issued to the placement agent for the transaction at an exercise price of $1.00 per share. Warrants issued to investors were valued at $142,000 under the provisions of APB No.14 and EITF 00-27, and will be amortized as additional interest expense over the life of the debt. Amortization expense for the year ended December 31, 2001 amounted to $19,000.

    Under present circumstances, the Company believes it has sufficient cash resources to meet its operating requirements at least through the end of the second quarter of 2002. Beyond the second quarter of 2002, the Company believes that the planned results from operations when combined with proceeds from additional structured financing, if obtained, restructuring of its remaining past-due liabilities or continued forbearance of its creditors, including Comerica, and replacement of its Comerica credit facility, would be adequate to fund its current operations. However, there can be no assurance that the Company's efforts to increase revenue and reduce operating costs will result in operating profits or positive cash flows from operations, that the Company's collection efforts with respect to its accounts receivable will be successful, that the Company will be able to obtain new financing on terms acceptable to the

Company or at all, that the Company's remaining creditors, including Comerica, will continue to forbear or will accept restructuring of the amounts owed to them, or that the Comerica Bank credit facility can be replaced on a timely basis or at all. In November 2001 the Company engaged a financial advisor to assist the Company in obtaining additional long-term debt or equity financing.

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

    Our continued survival is dependent upon material amounts of creditor forbearance, including Comerica Bank, and additional capital in the immediate future. Although we are attempting to reduce operating losses (and generate operating profits) through cost reductions, cash generated by operations and available credit facilities will not, by themselves, be sufficient in the near term to meet our cash needs, without continued cooperation from our creditors, including Comerica Bank. Our working capital credit facility with Comerica Bank matured on January 25, 2002. Since there was an outstanding balance on the line as of January 25, 2002, Comerica declared the Company to be in default under the terms of the agreement. However, Comerica has subsequently agreed to forebear on any actions to collect the outstanding balances and to allow the Company to borrow under the loan until June 30, 2002, subject to certain conditions. Comerica retains the right to decline to make advances at any time during the period. We have been pursuing other alternatives to replace the Comerica facility when it expires, but we have not yet been successful. We are also attempting to arrange new long term financing, but there is no certainty that additional financing will be available on favorable terms, or at all. If we are unable to arrange additional debt and/or equity financing and/or creditor forbearance, our operations will likely be substantially harmed and we may be unable to continue as a going concern. In addition, our auditors issued a going concern report modification on the 2001 audited financial statements.

    As a result of our need for additional capital, we are considering our strategic alternatives. Transactions that we may consider include an investment in our Company by another company or by an individual or a group of investors, a merger, a sale of the Company or a sale of a portion of our operations. There is no assurance that any such transaction could be carried out before we become unable to continue as a going concern. In addition, the raising of additional equity capital may result in limitations on the tax benefits relating to the utilization of net operating loss carry forwards.

FAILURE OF OUR COMPANY TO FULFILL THE CONDITIONS NECESSARY TO OBTAIN A LISTING ON THE NASDAQ SMALL CAP MARKET OR ANOTHER NATIONAL SECURITIES MARKET COULD HAVE AN ADVERSE IMPACT ON THE COMPANY'S FUTURE STOCK PRICE.

    In January of 2001, we were notified by Nasdaq that we no longer met the net tangible asset test to maintain our listing on the Nasdaq National Market and they requested that we take corrective action. In addition, because our stock had closed below a dollar per share for a substantial period of time, and the market value of our public float did not meet the minimum requirement, we received additional notices from Nasdaq that, unless we demonstrated compliance with these rules, we would receive a written notification that our securities would be delisted.

    The Company was subsequently transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective April 20, 2001, and received a conditional exception from meeting certain of the Nasdaq SmallCap Market's continued listing standards. First, the Company, by May 1, 2001, was required to file a proxy statement that sought shareholder authority to do a reverse stock split. Secondly, it was required to meet the $1.00 minimum bid price standard for at least ten consecutive days starting no later than June 28, 2001. Thirdly, it was required to file a Form 10-Q by May 15, 2001 demonstrating at least $8.0 million of shareholder equity at March 31, 2001 (in lieu of meeting the $2.0 million net tangible asset test, which the Company does not currently meet). Finally, it must be in compliance with all other applicable listing standards by June 28, 2001. The Company met the May 1 and May 15 deadline requirements but to date has declined to undertake the authorized reverse split required by Nasdaq to help it meet the minimum-bid-price requirement and retain it's listing on the Nasdaq SmallCap Market. On July 23, 2001, the Company was transferred to the OTC Bulletin Board Market.

    There is no assurance that the Company will be able to meet the requirements for a future listing on Nasdaq or another national securities market. If we are unable to obtain a national market listing, the future liquidity of our shares and their trading price could be adversely affected.

OUR LIMITED OPERATING HISTORY, INCLUDING THE UNCERTAINTY OF OUR FUTURE PERFORMANCE AND ABILITY TO MAINTAIN OR IMPROVE OUR FINANCIAL AND OPERATING SYSTEMS, MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

    Our Company was organized in July 1997 and we completed our initial public offering in April 1998. Our limited operating history, which includes the roll-up of multiple businesses and related financial and operating systems, and a number of restructuring actions, makes it difficult to evaluate our business. In addition, beginning in the fourth quarter of 2000, the Company recruited a completely new executive management team and replaced virtually the entire sales force. Two senior members of the new management team, were separated from the Company in the fourth quarter of 2001. The limited history of the performance of the Company of remaining management and sales team, the uncertainty of our future performance and ability to maintain or improve our financial, sales and operating systems, procedures and controls increase the risk that the value of our common stock may decline.

WE MAY BE UNABLE TO MAINTAIN OR IMPROVE OUR PROFITABILITY BY INCREASING NET SALES, EXPANDING THE RANGE OF OUR SERVICES OR ENTERING NEW MARKETS.

    There can be no assurance that we will be able to maintain or improve the profitability and/or expand the net sales of our business and any subsequently acquired businesses. Various factors, including demand for outsourcing services and enterprise-level software application implementation services, and our ability to expand the range of our services and to successfully enter new markets, may affect our ability to maintain or increase the net sales of our business or any subsequently acquired businesses. Many of these factors are beyond the control of our company. In addition, in order to effectively manage growth, we must expand and improve our operational, financial and other internal systems and attract, train, motivate and retain qualified employees. In many cases, we may be required to fund substantial expenditures related to growth and client acquisition initiatives in advance of potential revenue streams generated from such initiatives. Expenditures related to our growth and client acquisition initiatives may negatively affect our operating results, and we may not realize any incremental revenue from our growth and client acquisition efforts.

FAILURE OF OUR MANAGEMENT TO SUCCESSFULLY MANAGE INTERNAL GROWTH COULD NEGATIVELY IMPACT OUR ABILITY TO MAINTAIN OR INCREASE OUR REVENUES.

    If our management does not effectively handle internal growth or our new employees do not achieve anticipated performance levels, we may fail to maintain or increase our revenues.

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

THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

    Our revenue and results of operations will fluctuate significantly from quarter to quarter, or year to year, because of a number of factors which may lead to reduced prices for our common stock, including but not limited to:

        o   the utilization of billable consultants;

        o   changes in the demand for IT services;

        o the rate of hiring and the productivity of revenue-generating personnel;

        o   the availability of qualified IT professionals;

        o the significance of client engagements commenced and completed during a quarter;

        o the ability to complete fixed fee engagements in a timely and profitable manner;

        o the decision of our clients to retain us for expanded or ongoing services;

        o   the number of business days in a quarter;

        o   changes in the relative mix of our services;

        o   changes in the pricing of our services;

        o the timing and rate of entrance into new geographic or vertical industry markets;

        o departures or temporary absences of key revenue-generating personnel;

        o   the structure and timing of acquisitions; and

        o   general economic factors.

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

ANY ACQUISITIONS WE MAKE COULD RESULT IN DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS AND CONSEQUENTLY HARM OUR FINANCIAL CONDITION.

    As an integral part of our business strategy, we will seek to expand by acquiring additional information technology related businesses. We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into our Company, without substantial costs, delays or other operational or financial difficulties. In addition, acquisitions involve a number of other risks, including:

        o   failure of the acquired businesses to achieve expected results;

        o   diversion of management's attention and resources to acquisitions;

        o failure to retain key customers or personnel of the acquired businesses; and

        o risks associated with unanticipated events, liabilities or contingencies.

    Client dissatisfaction or performance problems at a single acquired firm could negatively affect the reputation of our Company. The inability to acquire complementary IT services businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies could result in dilution, unfavorable accounting charges and difficulties in successfully managing our business.

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

BECAUSE THE IT SERVICES MARKET IS HIGHLY COMPETITIVE AND HAS LOW BARRIERS TO ENTRY, WE MAY LOSE MARKET SHARE TO LARGER COMPANIES THAT ARE BETTER EQUIPPED TO WEATHER A DETERIORATION IN MARKET CONDITIONS DUE TO INCREASED COMPETITION.

    The market for IT services is highly competitive and fragmented, is subject to rapid change and has low barriers to entry. We compete for potential clients with systems consulting and implementation firms, multinational accounting firms, software application firms, service groups of computer equipment companies, facilities management companies, general management consulting firms, programming companies and technical personnel and data processing outsourcing companies. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than our Company. In addition, we compete with our clients' internal management information systems departments. We believe the principal competitive factors in the IT services industry include:

        o   responsiveness to client needs;

        o   availability of technical personnel;

        o   speed of applications development;

        o   quality of service;

        o   price;

        o   project management capabilities;

        o   technical expertise; and

        o   ability to provide a wide variety of IT services.

We believe that our ability to compete also depends in part on a number of factors outside of our control, including:

        o the ability of our competitors to hire, retain and motivate qualified technical personnel;

        o   the ownership by competitors of software used by potential clients;

        o the development of software that would reduce or eliminate the need for certain of our services;

        o   the price at which others offer comparable services; and

        o   the extent of our competitors' responsiveness to client needs.

    We expect that competition in the IT services industry could increase in the future, partly due to low barriers to entry. Increased competition could result in price reductions, reduced margins or loss of market share for us and greater competition for qualified technical personnel. There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition among IT services companies results in a deterioration of market conditions for IT services companies, we could lose market share to our competitors.

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

    In addition, a percentage of our projects are billed on a fixed-fee basis. While very small at present, as a result of competitive factors or other reasons, we could increase the number and size of projects billed on a fixed-fee basis. Our failure to estimate accurately the resources and related expenses required for a fixed-fee project, or failure to complete contractual obligations in a manner consistent with the project plan upon which a fixed-fee contract is based, could give rise to additional claims.

OUR FAILURE TO KEEP PACE WITH THE RAPID TECHNOLOGICAL CHANGES IN THE INFORMATION TECHNOLOGY INDUSTRY OR NEW INDUSTRY STANDARDS MAY RENDER OUR SERVICE OFFERINGS OBSOLETE.

    Our success will depend in part on our ability to enhance our existing products and services, to develop and introduce new products and services and to train our consultants in order to keep pace with continuing changes in IT, evolving industry standards and changing client preferences. There can be no assurance that we will be successful in addressing these issues or that, even if these issues are addressed, we will be successful in the marketplace. In addition, products or technologies developed by others may render our services noncompetitive or obsolete. Our failure to address these issues successfully could cause our revenues to decrease and impede our growth.

OUR FAILURE TO RETAIN ANY OF OUR KEY MANAGEMENT PERSONNEL, TO HIRE COMPARABLE REPLACEMENTS OR TO ENFORCE NON-COMPETE AGREEMENTS AGAINST FORMER MANAGEMENT MEMBERS COULD HARM THE IMPLEMENTATION OF OUR GROWTH STRATEGIES.

    Our success will depend on the continuing efforts of our executive officers and will likely depend on the senior management of any significant businesses we acquire in the future. Each of our employment agreements with certain of our present and former senior management and other key personnel provides that the employee will not compete with us during the term of the agreement and following the termination of the agreement for a specified term (ranging from one to three years). In most states, however, a covenant not to compete will be enforced only to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement, does not unreasonably restrain the party against whom enforcement is sought and is not contrary to the public interest. This determination is made based on all the facts and circumstances of the specific case at the time enforcement is sought. Thus, there can be no assurance that a court will enforce such a covenant in a given situation. Failure to retain any of our key management personnel and to attract and retain qualified replacements could harm the implementation of our growth strategies.

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

INFLATION

    Due to the relatively low levels of inflation experienced in the last three years, inflation did not have a significant effect on the results of operations of any of the Founding Companies or BrightStar in those periods.

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

    Many of the Company's engagements involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. The Company's failure or inability to meet a client's expectations in the performance of its services could result in a material adverse change to the client's operations and therefore could give rise to claims against the Company or damage the Company's reputation. In addition, the Company is exposed to various risks and liabilities associated with placing its employees and consultants in the workplaces of others, including possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. While BrightStar has no outstanding claims of this type at this time, there can be no assurance that the Company will not experience such claims in the future. If claims are successfully brought against the Company as a result of the Company's performance on a project, or if the Company's reputation is damaged, there could be a material adverse effect on the Company. Additionally, the Company could continue to experience adverse effects resulting from the integration of acquired companies.

Reorganization

    We have undergone significant managerial and operational changes in connection with our recent corporate reorganizations. Although we believe the reorganizations will provide long-term benefits, there can be no assurance that these efforts will be successful. In addition, although the Company believes it has recognized substantially all of the costs of the reorganization, additional costs may be incurred as the reorganization proceeds.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates. The Company in the year ended 2001 and previous years was exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and currencies of the Company's subsidiaries and prior operations in Australia. In 2001 this risk was associated only with the contingent realization of an earn-out provision associated with the sale in 2000 of our Australian subsidiary. There was no realization of the earn-out provision in the year ended 2001.

    The Company's credit facility with Comerica Bank bears interest at variable rates; therefore, the Company's results of operations would only be affected by interest rate changes to the bank debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements are included as an exhibit as described in Item 14.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

    Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the 2002 Annual Meeting of Stockholders ("the Proxy Statement").

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to Directors and Executive Officers, see Part I of this Annual Report on Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

    The following table contains information concerning compensation earned by the Chief Executive Officer and the next four highly compensated officers of BrightStar for 2001.

                           SUMMARY COMPENSATION TABLE

                                                           TOTAL
                                    BASE                   CASH
                                   SALARY     BONUS    COMPENSATION
                                   -------   -------   ------------
Joseph A. Wagda .........   2001   241,133    45,000        286,133
                            2000    91,500        --         91,500
Kevin  J. Murphy ........   2001   300,464   144,000        444,464
Chris V. Turner .........   2001   198,716        --        198,716
Kenneth A. Czaja ........   2001   115,993    15,000        130,993
Thomas S. Krause ........   2001   149,959        --        149,959

    For the year ended December 31, 2001, Mr. Wagda and Mr.Czaja were awarded bonuses of $45,000 and $15,000 respectively. Mr. Wagda and Mr. Czaja elected to receive 750,000 and 250,000 shares of the Company's common stock, respectively, effective February 15, 2002, as full payment of the bonuses.

    Mr. Wagda's salary amount for the year ended December 31, 2000, consists of amounts earned while he was an independent contractor to the Company. Mr. Wagda became an employee of the Company in the year ended December 31, 2001.

    Mr. Murphy's salary includes $125,000 as severance payments based on a settlement agreement reached with Mr. Murphy. Included in Mr. Murphy's bonus is $100,000, which was a signing bonus for joining the Company. The bonus also includes $44,000, which represents the fair market value of 100,000 shares of common stock issued to Mr. Murphy in connection with the commencement of his employment with the Company.

    Mr. Turner's base salary amount includes one month of severance of $17,500. The remaining $125,000 amount payable under his separation agreement was paid in 2002.

    The employees identified in the above table were all hired in 2001.

STOCK OPTIONS

    The following table contains information concerning the grant of stock options to each of our named executive officers included in the Summary Compensation Table during 2001 (under our 2000 and 1997 plans and outside the plans).

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                   INDIVIDUAL GRANTS
                   --------------------------------------------------
                   NUMBER OF     % OF TOTAL
                   SECURITIES     OPTIONS
                   UNDERLYING    GRANTED TO     EXERCISE                POTENTIAL REALIZABLE
                    OPTIONS     EMPLOYEES IN     PRICE     EXPIRATION         VALUE FOR
      NAME          GRANTED     FISCAL YEAR      ($/SH)       DATE         OPTION TERM(1)
      ----         ----------   ------------    --------   ----------   --------------------
Joseph A. Wagda       780,060             30%       0.29      11/2010             $  236,699(2)

Kenneth A. Czaja      200,000              8%       0.30       4/2011                 50,000(2)

Kevin J. Murphy       500,000             19%       1.00      10/2001                   0(3)

Chris V. Turner       225,000              9%       1.00      11/2001                   0(3)

Thomas S. Krause      100,000              4%       1.00       3/2011                 24,000

(1) Based on Black-Scholes model and assumes a risk free interest rate of 5.50%, price volatility of 114% and a dividend yield of 0%.

(2) On February 15, 2002, the compensation committee voted to take actions that resulted in restricted stock awards to Mr. Wagda and Mr. Czaja of 750,000 and 250,000 shares, respectively. In return for the granting of these shares, all stock options previously granted to Mr. Wagda and Mr. Czaja totaling 780,060 and 500,000 shares (including 300,000 option shares granted to Mr. Czaja on February 12, 2002), respectively, were cancelled. The restricted stock grants were issued inside the Company's 1997 and 2000 Long Term Incentive Plans ("the Plans") and vest monthly over a 2-year period. The compensation committee also voted to issue fully-vested restricted stock outside the Plans to Mr. Wagda and Mr. Czaja of 750,000 and 250,000 shares, respectively, in full satisfaction of cash bonuses awarded for 2001.

(3) Upon the separation of Mr. Turner and Mr. Murphy, all options previously granted were cancelled.

AGGREGATED OPTION EXERCISES IN 2001 AND YEAR-END OPTION VALUES

    The following table sets forth information for each of our named executive officers included in the Summary Compensation Table with respect to options to purchase our Common stock held as of December 31, 2001.

                                                                    NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                           SHARES ACQUIRED        VALUE           OPTIONS AT 12/31/01(#)(1)              AT 12/31/01($)(2)
                           ON EXERCISE(#)      REALIZED($)        EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
                           ---------------     -----------        -------------------------          -------------------------
  NAME
  Joseph A. Wagda......         --                 --                    780,060/0                             --
  Kenneth A. Czaja.....         --                 --                    0/200,000                             --
  Thomas S. Krause.....         --                 --                    0/100,000                             --
  Kevin J. Murphy(3)...         --                 --                       --                                 --
  Chris V. Tunrer(3)...         --                 --                       --                                 --

----------

    (1) No stock appreciation rights (SARs) were outstanding during 2001

    (2) The fair market value of our common stock at the close of business on December 31, 2001 was $0.06 per share.

    (3) Options expired upon termination of employment.

EMPLOYMENT AGREEMENTS

    Mr. Wagda performed services for the Company in 2000 and 2001 subject to a contract between the Company and Altamont Capital Management Inc. ("Altamont"), a company controlled by Mr. Wagda. The Company owed Altamont $101,130 for services performed by Mr. Wagda through September 15, 2000. This obligation was subsequently satisfied by converting the debt into convertible notes issued pursuant to the terms of the private placement completed on July 26, 2001. From September 16, 2000, the Company paid a retainer of $20,000 per month for the first 80 hours of Mr. Wagda's services each month. For each hour in excess of 80 hours per month, Mr. Wagda received 300 options to purchase common stock at $1.00 per share. The agreement with Altamont was terminated in January 2001, at which time Mr. Wagda became an employee of the Company, effective February 1, 2001. Mr. Wagda's agreement with the Company provided for a base salary of $20,000 per month. In addition, Mr. Wagda was granted 228,210 incentive stock options to purchase common stock at $1.00 per share, in exchange for 228,210 options previously awarded as non-qualified options. Mr. Wagda was granted a total of an additional 101,850 options in February and March 2001. Effective May 1, 2001, Mr. Wagda's base salary was increased to an annual rate of $275,000 per year, pursuant to a new agreement. Mr. Wagda was also eligible to receive a bonus of up to 200% of his cash compensation paid in 2001 at the discretion of the Board of Directors. Additionally, the Compensation Committee re-priced the 330,060 options earned by Mr. Wagda through March 31, 2001 to a strike price of $0.29 per share and granted him an additional 450,000 options at a $0.29 strike price, which vested daily through 2001. Mr Wagda's employment may be terminated without cause upon three's month notice, subject to a minimum term of employment through December 31, 2001. On February 15, 2002, Mr. Wagda was given a two-year employment contract. The terms of the agreement, which are being finalized, include annual salary compensation of $300,000 beginning May 1, 2002 and $350,000 beginning May 1, 2003, 12 months severance if terminated without cause or upon a change of control, the grant of the restricted stock and the surrender of all existing options described earlier and a bonus of up to 200% of base salary based on the achievement of specified performance goals. Mr. Wagda is eligible to participate in all of the Company's employee benefit plans.

    Mr. Ober entered into an Executive Employment Agreement in connection with our initial public offering. Mr. Ober resigned effective October 2, 2000. In discharge of its severance obligations to him, the Company paid Mr. Ober $125,000 in cash in 2000 and issued him a long-term note for $175,000 as of January 11, 2002. The note is an unsecured obligation that accrues interest at 6.5% per month, with principle and accrued interest payable on January 2, 2005.

    Mr. Murphy entered into a three-year employment contract with the Company on January 16, 2001. Mr. Murphy was separated from the Company on October 2, 2001. Mr. Murphy received a cash payment in 2001 in the amount of $125,000 in satisfaction of all severance amounts payable under his original employment contract.

    Mr. Turner entered into a three-year employment contract with the Company on January 16, 2001. Mr. Turner was separated from the Company on November 30, 2001. Mr. Turner received cash payments in 2001 and 2002 totaling $142,500 in satisfaction of all severance amounts payable under his original employment contract.

    Mr. Christeson entered into an employment agreement with the Company in April 1999. The agreement provided for a base salary of $165,000, and a bonus of up to 30% of his base salary, if certain individual and Company objectives are met. Mr. Christeson resigned effective April 30, 2001. At the time of Mr. Christeson's separation from the Company, he was granted 25,000 options with an exercise price of $0.30 per share, subject to certain vesting provisions. Mr. Christeson forfeited his then existing 75,000 options pursuant to the provisions of his option agreement.

    Mr. Czaja entered into an employment agreement with the Company in April 2001. Mr. Czaja's agreement provided for a base salary of $175,000. Effective May 1, 2002, Mr. Czaja's annual salary will be $200,000. Mr. Czaja also is eligible to receive a bonus of up to a total of 50% of his base salary based upon the achievement of certain operating results of the Company. Mr. Czaja's employment may be terminated without cause upon six month's notice and is entitled to six months severance if terminated upon a change of control.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table contains certain information regarding beneficial ownership of our common stock as of March 21, 2002 by (i) persons known to us to be the beneficial owner of more than 5% of our common stock, and their respective addresses (ii) each of our current directors, (iii) the Chief Executive Officer and each of our other executive officers, and (iv) all directors and executive officers as a group.

                                                              SHARES BENEFICIALLY OWNED
                                                            ----------------------------
                                                            NUMBER(1)            PERCENT
                                                            ---------            -------
    5% BENEFICIAL OWNERS:

      Montrose Investments LTD.(2)
      300 Crescent Court, Suite 700                         1,025,293              6.7%
      Dallas, TX 75201

NON-EMPLOYEE DIRECTORS:(3)
      Jennifer T. Barrett.........................            150,000              1.0%
      W. Barry Zwahlen............................            150,000              1.0%
      Thomas A. Hudgins...........................            284,343              1.8%
    EXECUTIVE OFFICERS:(4)
      Joseph A. Wagda.............................          2,480,376             15.5%
      Kevin J. Murphy.............................            513,968              3.3%
      Chris V. Turner.............................            181,111              1.2%
      David L. Christeson.........................             25,000               *
      Kenneth A. Czaja............................            551,747              3.6%
      Thomas S. Krause............................            248,725              1.6%

    All directors and executive officers as a
     group (9 persons)............................          4,585,270             26.5%

----------

 o    Less than 1%

(1) Represents shares held directly and indirectly and with sole voting and investment power, except as noted, or with voting and investment power shared with a spouse.

(2) Each of Harlan B. Korenvaes, Kenneth M. Hirsh, Laurence H. Lebowitz, William
    E. Rose, Richard L. Booth, David C. Haley and Jamiel A. Akhtar may be deemed to have voting control as the members of HBK Management LLC, the general partner of HBK Partners II L.P., which is the general partner of HBK Investments L.P. HBK is the investment management company for Montrose Investments Ltd.

(3) Includes immediately exercisable options to purchase 150,000 shares of common stock, for Ms. Barrett, Mr. Zwahlen and Mr. Hudgins.

(4) Includes options that will be exercisable immediately or within 60 days to purchase 25,000 and 38,889 shares of common stock for Messrs. Christeson and Krause, respectively. It includes convertible common stock of 671,108, 359,972, 157,487, 44,997 and 112,492 for Messrs. Wagda, Murphy, Turner,
    Czaja and Krause, respectively. It also includes common stock warrants in conjunction with the convertible notes of 100,638, 53,996, 23,624, 6,750 and 16,544 for Messrs. Wagda, Murphy, Turner, Czaja and Krause, respectively. Mr. Christeson resigned from the Company in April, 2001.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company was obligated to pay Altamont Capital Management, Inc. ("Altamont"), a company wholly owned by Joseph A. Wagda and his spouse, $101,130 for services performed by Mr. Wagda as a consultant to the Company prior to Mr. Wagda joining the Company as Chief Executive Officer. This debt was satisfied in July 2001 by converting it into a convertible note payable, as part of the Company's private placement offering completed on July 26, 2001.

    In December 2000, the Company became obligated to pay to Strong River Investments, Inc. and Montrose Investments Ltd. approximately $900,000, in the aggregate, in respect of certain registration obligations of the Company. This debt was satisfied in December 2001 by paying a cash settlement in the amount of $100,000 for the total release of this claim.

    As part of the private placement completed on July 26, 2001 members of senior management, including Messrs Wagda, Czaja and Krause participated in the offering. Notes held by Messrs. Wagda, Czaja, Krause and Altamont totaled approximately $186,000.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. Consolidated Financial Statements

    The following financial statements and notes thereto, and related Independent Auditors Report, are filed as part of this Form 10-K as follows:

    Independent Auditors' Reports

        Consolidated Balance Sheets at December 31, 2001 and 2000.

        Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.

        Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Pleasanton, State of California, on the 27th day of March 2002.

                              BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.


                              By: /s/ Joseph A. Wagda
                                  ----------------------------------------------
                                  Joseph A. Wagda
                                  Chief Executive Officer
                                  (Principal Executive Officer)

    Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on March 27, 2002:

         SIGNATURE                                 TITLE                        DATE
-----------------------------    ---------------------------------------   --------------
      /s/ Joseph A. Wagda        Chief Executive Officer and Chairman of   March 27, 2002
-----------------------------    the Board of Directors
       Joseph A. Wagda           (Principal Executive Officer)

    /s/ Kenneth A. Czaja         Executive Vice President, Chief
-----------------------------    Financial Officer and Secretary           March 27, 2002
      Kenneth A. Czaja

     /s/ Paul C. Kosturos        Corporate Controller                      March 27, 2002
-----------------------------
      Paul C. Kosturos

   /s/ Jennifer T. Barrett       Director                                  March 27, 2002
-----------------------------
   Jennifer T. Bartlett

     /s/ W. Barry Zwahlen        Director                                  March 27, 2002
-----------------------------
      W. Barry Zwahlen

    /s/ Thomas A. Hudgins        Director                                  March 27, 2002
-----------------------------
    Thomas A. Hudgins

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
BrightStar Information Technology Group, Inc.

    We have audited the accompanying consolidated balance sheets of BrightStar Information Technology Group, Inc., a Delaware corporation, as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrightStar Information Technology Group, Inc. as of December 31, 2001 and 2000, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Jose, California
February 15, 2002, except for the information in the last paragraph of Note 7, as to which the date is March 26, 2002.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         DECEMBER 31,   DECEMBER 31,
                                                                             2001          2000
                                                                         ------------   ------------
                                                                                        (as restated)
                                     ASSETS

Current assets:
  Cash ...............................................................     $    185      $     --
  Trade accounts receivable, net of allowance for doubtful
     accounts of $300 in 2001 and $320 in 2000 .......................        1,947         6,249
  Income tax receivable ..............................................          105           643
  Prepaid expenses and other .........................................          286           365
  Net assets of discontinued operations ..............................           --           336
                                                                           --------      --------
          Total current assets .......................................        2,523         7,593
Property and equipment ...............................................          427         5,281
  Less-accumulated depreciation ......................................         (256)       (3,123)
                                                                           --------      --------
  Property and equipment, net ........................................          171         2,158
Goodwill .............................................................       14,224        14,224
  Less-accumulated amortization ......................................       (2,576)       (2,224)
                                                                           --------      --------
  Goodwill, net ......................................................       11,648        12,000
Other ................................................................           44            46
                                                                           --------      --------
          Total assets ...............................................     $ 14,386      $ 21,797
                                                                           ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit .....................................................     $    419      $  3,597
  Accounts payable ...................................................          791         1,960
  Accrued salaries and other expenses ................................        1,151         2,660
  Corporate legacy liabilities .......................................          871         3,212
  Legacy liabilities of insolvent subsidiary .........................        1,467           329
  Deferred revenue ...................................................           25           324
                                                                           --------      --------
          Total current liabilities ..................................        4,724        12,082
Convertible notes payable, net .......................................          948            --
Corporate legacy liabilities - long term .............................          464            --
Other liabilities ....................................................           19            19
Commitments and contingencies ........................................           --            --
Stockholders' equity:
  Common stock, $0.001 par value; 35,000,000 shares
     authorized; 13,264,288 (excluding 255,000 shares held in
     treasury) and 11,545,057 shares issued and outstanding in 2001
     and 2000, respectively ..........................................           14            12

  Additional paid-in capital .........................................       99,732        98,344
  Treasury stock .....................................................         (118)           --
  Accumulated deficit ................................................      (91,397)      (88,660)
                                                                           --------      --------
          Total stockholders' equity .................................        8,231         9,696
                                                                           --------      --------
          Total liabilities and stockholders' equity .................     $ 14,386      $ 21,797
                                                                           ========      ========

                 See notes to consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------
                                                           2001              2000              1999
                                                       ------------      ------------      ------------
                                                                         (as restated)
Revenue ..........................................     $     19,471      $     61,612      $    103,449
Cost of revenue ..................................           13,403            42,442            76,476
                                                       ------------      ------------      ------------
Gross profit .....................................            6,068            19,170            26,973
Operating expenses:
  Selling, general and administrative ............            6,119            27,369            26,797
  Stock compensation .............................               --                --               468
  Restructuring charge ...........................            2,011             2,237                --
  Impairment of goodwill .........................               --            42,479                --
  Goodwill amortization ..........................              352             1,376             1,423
  Depreciation and amortization ..................            1,248             1,868             1,633
                                                       ------------      ------------      ------------
          Total operating expenses ...............            9,730            75,329            30,321

  Loss from operations ...........................           (3,662)          (56,159)           (3,348)
  Other income (expense) .........................               --               (19)              (15)
  Interest expense, net ..........................             (249)             (519)             (518)
                                                       ------------      ------------      ------------
  Loss from continuing operations before
     income taxes ................................           (3,911)          (56,697)           (3,881)
Income tax provision (benefit) ...................               --             1,531            (1,313)
                                                       ------------      ------------      ------------
Loss from continuing operations ..................           (3,911)          (58,228)           (2,568)
Discontinued operations:
  Income (loss) from discontinued
     operations, net of tax ......................               --              (910)             (648)
  Income (loss) on disposal of discontinued
     operations, net of tax ......................               17                --            (6,799)
                                                       ------------      ------------      ------------
  Total discontinued operations ..................               17              (910)           (7,447)
                                                       ------------      ------------      ------------
Loss before extraordinary gains ..................           (3,894)          (59,138)          (10,015)
Extraordinary gains, net of tax ..................            1,157                --                --
                                                       ------------      ------------      ------------
          Net loss ...............................     $     (2,737)     $    (59,138)     $    (10,015)
                                                       ============      ============      ============
Net income (loss) per share (basic and
  diluted):
  Loss from continuing
     operations ..................................     $      (0.30)     $      (5.85)     $      (0.30)
  Income (loss) from discontinued operations .....               --             (0.09)            (0.86)
  Extraordinary gains ............................             0.09                --                --
                                                       ------------      ------------      ------------
  Net loss .......................................     $      (0.21)     $      (5.94)     $      (1.16)
                                                       ============      ============      ============
Weighted average shares outstanding
(basic and diluted): .............................       13,291,625         9,959,995         8,642,034
                                                       ============      ============      ============


                 See notes to consolidated financial statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             COMMON STOCK
                                                      ----------------------------     ADDITIONAL        COMMON           UNEARNED
                                                         SHARES           AMOUNT     PAID-IN-CAPITAL  STOCK PAYABLE     COMPENSATION
                                                      -----------      -----------   ---------------  -------------     ------------
Balance, January 1, 1999 .........................      7,989,059      $         8     $    82,918     $     6,875      $      (468)
  Stock issued to owners of Founding Company .....        441,400                1           5,300          (5,300)              --
  Common stock issued to directors and
    Management ...................................         11,575               --              --              --               --
  Common stock issued to employees ...............        200,000               --           1,575          (1,575)              --
  Amortization of deferred compensation ..........             --               --              --              --              468
  Net loss .......................................             --               --              --              --               --
  Other comprehensive income (loss) ..............             --               --              --              --               --
                                                      -----------      -----------     -----------     -----------      -----------
Balance, December 31, 1999 .......................      8,642,034                9          89,793              --               --
  Stock issued in private placement ..............        709,555                1           6,103              --               --
  Exercise of stock warrants .....................      1,525,000                1              --              --               --
  Stock issued in connection with acquisition
    of ISC .......................................        668,468                1           2,448              --               --
  Net loss, restated .............................             --               --              --              --               --
  Other comprehensive loss, restated .............             --               --              --              --               --
                                                      -----------      -----------     -----------     -----------      -----------
Balance, December 31, 2000, as restated ..........     11,545,057               12          98,344              --               --
  Common stock issued in settlement of debt ......      1,874,231                2           1,172              --               --
  Stock/options issued to employees/board
    members ......................................        100,000               --              74              --               --
 Warrants issued with convertible notes ..........             --               --             142              --               --
  Treasury stock .................................       (255,000)              --              --              --               --
  Net loss .......................................             --               --              --              --               --
                                                      -----------      -----------     -----------     -----------      -----------
Balance, December 31, 2001 .......................     13,264,288      $        14     $    99,732             $--              $--
                                                      ===========      ===========     ===========     ===========      ===========

                                                                 Accumulated
                                                                    Other                        Total
                                                     Treasury   Comprehensive   Accumulated  Stockholders'  Comprehensive
                                                      Stock     Income (Loss)     Deficit       Equity      Income (Loss)
                                                     --------   -------------   -----------  -------------  -------------
Balance, January 1, 1999 .......................     $     --      $    248      $(19,507)     $ 70,074
  Stock issued to owners of Founding Company ...           --            --            --             1
  Common stock issued to directors and
    management .................................           --            --            --            --
  Common stock issued to employees .............           --            --            --            --
  Amortization of deferred compensation ........           --            --            --           468
  Net loss .....................................           --            --       (10,015)      (10,015)     $  (10,015)
  Other comprehensive income (loss) ............           --           (77)           --           (77)            (77)
                                                     --------      --------      --------      --------      ----------
Balance, December 31, 1999 .....................           --           171       (29,522)       60,451      $  (10,092)
                                                                                                             ==========
  Stock issued in private placement ............           --            --            --         6,104
  Exercise of stock warrants ...................           --            --            --             1
  Stock issued in connection with acquisition of           --            --            --         2,449
    ISC
  Net loss, restated ...........................           --            --       (59,138)      (59,138)     $  (59,138)
  Other comprehensive loss, restated ...........           --          (171)           --          (171)           (171)
                                                     --------      --------      --------      --------      ----------
Balance, December 31, 2000, as restated ........           --            --       (88,660)        9,696      $  (59,309)
                                                                                                             ==========
Common stock issued in settlement of debt ......           --            --            --         1,174
Stock/options issued to employees/board members            --            --            --            74
Warrants issued with convertible notes .........           --            --            --           142
Treasury stock .................................         (118)           --            --          (118)
  Net loss .....................................           --            --        (2,737)       (2,737)     $   (2,737)
                                                     --------      --------      --------      --------      ----------
Balance, December 31, 2001 .....................     $   (118)          $--      $(91,397)     $  8,231      $   (2,737)
                                                     ========      ========      ========      ========      ==========


                 See notes to consolidated financial statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                 DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                                     2001           2000             1999
                                                                 ------------     ------------    ------------
                                                                                 (as restated)
Operating activities:
  Net loss .................................................       $ (2,737)       $(59,138)       $(10,015)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    (Income) loss from discontinued
      operations ...........................................            (17)            910           7,447
    Noncash gains on settlement of liabilities .............         (1,699)             --              --
    Depreciation and amortization ..........................          1,630           3,244           3,056
    Impairment of goodwill .................................             --          42,479              --
    Changes to allowance for doubtful
      accounts .............................................            (20)         (1,540)            691
    Deferred income taxes ..................................             --           1,712          (1,944)
    Compensation expense on issuance of common
      stock ................................................             74              --             468
    Loss on retirement of property and equipment ...........            740              --              --
    Changes in operating working capital:
      Trade accounts receivable ............................          4,322           9,817             322
      Income tax refund receivable .........................            538             307            (810)
      Unbilled revenue .....................................             --           1,188             647
      Prepaid expenses and other assets ....................             79             616             268
      Accounts payable .....................................           (881)           (759)            521
      Accrued salaries and other accrued expenses ..........           (300)         (4,123)         (2,073)
      Deferred revenue .....................................           (299)            283          (1,790)
      Corporate legacy liabilities .........................           (501)             --              --
      Legacy liabilities of insolvent subsidiary ...........          1,138              --              --
      Discontinued operations ..............................            353           2,754             813
                                                                   --------        --------        --------
         Net cash provided by (used in) operating
           activities ......................................          2,420          (2,250)         (2,399)
Investing activities:
  Cash paid for acquisitions ...............................             --              --          (4,898)
   Proceeds from sale of property and ......................              9              --              --
   equipment
   Proceeds from sale of Australian subsidiary, net of
         cash sold .........................................             --             701              --
  Capital expenditures .....................................            (11)         (1,224)         (3,354)
                                                                   --------        --------        --------
         Net cash used in investing
           activities ......................................             (2)           (523)         (8,252)
Financing activities:
  Net borrowings (payments) under line of credit ...........         (3,178)         (4,982)          8,579
  Net proceeds from issuance of convertible notes
    payable ................................................            945              --              --
  Net proceeds (costs) from issuance of common stock .......             --           6,953              --
                                                                   --------        --------        --------
         Net cash provided by (used in)
           financing activities ............................         (2,233)          1,971           8,579
Effect of exchange rate changes on cash ....................             --            (171)            (77)
                                                                   --------        --------        --------
Net increase (decrease) in cash ............................            185            (973)         (2,149)
Cash:
  Beginning of period ......................................             --             973           3,122
                                                                   --------        --------        --------
  End of period ............................................       $    185        $     --        $    973
                                                                   ========        ========        ========
Supplemental information:
  Interest paid ............................................       $    183        $    519        $    518
                                                                   ========        ========        ========
  Income taxes paid ........................................       $     --        $     --        $  2,747
                                                                   ========        ========        ========

                 See notes to consolidated financial statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                         YEAR ENDED     YEAR ENDED    YEAR ENDED
                                                                         DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (as restated)
Issuance of common stock at fair value in satisfaction of :
       Severance obligations .........................................       $162            --            --
       Prior acquisition .............................................       $892        $4,078            --
       Litigation between the Company and various other entities .....       $118            --            --
       Obligations under various rights agreements ...................       $ 74            --            --

Liabilities restructured with notes payable .........................        $473            --            --

Noncash issuance of common stock warrants at fair
value associated with notes payable ..................................       $142            --            --


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

    The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2001, 2000, and 1999, the Company incurred losses from continuing operations of $3,911, $58,228, and $2,568, respectively. Additionally, at December 31, 2001, the Company had an accumulated deficit of $91,397 and negative working capital of $2,201. The Company believes that its continuing focus on aligning its cost structure with its existing revenue base will result in the attainment of profitable operations and positive cash flows. In addition, the Company currently is negotiating with financial institutions to replace its line of credit with Comerica Bank, which matured on January 25, 2002 Comerica declared the Company to be in default of its loan due to a remaining outstanding balance on that date. Subsequently, Comerica has agreed to forebear on taking any action to collect on the loan and has agreed to allow BrightStar to borrow against its line of credit until June 30, 2002. However, Comerica retains the right to decline to make advances at any time during this period. The Company believes that it will obtain a credit facility to replace its Comerica loan that will be sufficient to fund its working capital needs (see
Note 7). If the Company is unable to arrange additional financing, its operations will likely be substantially harmed, and the Company may be unable to continue as a going concern.

    Principles of consolidation - The consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 include the accounts of the Company and its wholly-owned subsidiaries. Companies that had operations for the year ended December 31, 2001, include BrightStar Information Technology Services, Inc., BRBA, Inc., (formally B.R. Blackmarr and Associates), BrightStar Louisiana, Inc., Software Consulting Services of America and Software Innovators, Inc. All significant inter-company accounts and transactions are eliminated in the consolidation.

    Use of estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    Property and equipment -- Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over their estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the assets' useful life. Expenditures for repairs and maintenance that do not improve or extend the life of assets are expensed as incurred.

    Goodwill -- Goodwill is the cost in excess of amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill recorded in conjunction with the Founding Companies (Companies acquired concurrently with the closing of BrightStar's initial public offering) and all other acquisitions in 1998 is being amortized over 40 years on a straight-line basis. Goodwill associated with the acquisition of ISC in 1999 is being amortized over 20 years on a straight-line basis. Management determined the twenty-year life for ISC goodwill based upon the nature of ISC's SAP software consulting practice, along with the assembled workforce of highly skilled consultants and the demand for information technology services. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability, and, if warranted, impairment or adjustments to the period benefited would be recognized. Total amortization of goodwill from continuing operations for 2001, 2000 and 1999 amounted to $352, $1,376 and $1,423, respectively. See the "Recent pronouncements" paragraph in Note 1 for the treatment of goodwill for the years beginning on January 1, 2002. See also Note 6.

    Income taxes -- The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Income tax receivables are recognized for the actual amounts refundable.

    Revenue recognition -- The Company provides services to customers for fees that are based on time and materials or occasionally, fixed fee contracts. Accordingly, revenue is recognized as consulting services are performed. Deferred revenue primarily represents the excess of amounts billed over contract amounts earned.

    Concentration of credit risk - Concentration of credit risk is limited to trade receivables and is subject to the financial conditions of major clients. The Company does not require collateral or other security to support client's receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on trade receivables.

    Earnings per share (EPS) --Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options, warrants and conversion of notes payable. Potentially dilutive securities, consisting of 4,857,537 shares issuable upon conversion of notes, 912,921 shares issuable upon exercise of warrants, and 2,304,507 shares issuable upon exercise of stock options as of December 31, 2001, are excluded from the computation as their effect is anti-dilutive. Treasury shares of 255,000 at December 31, 2001 have also been excluded from the computation from the date of reacquisition.

    Stock based compensation -- The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in its accounting for stock options issued to employees and board members. No compensation expense is recognized for stock options issued to employees under the Company's stock option plans when the option price for grants equals or exceeds the quoted market price of the Company's Common Shares at the date of grant. The Company has adopted the disclosure-only provisions of SFAS No. 123 with respect to options issued to employees. Compensation expense associated with stock options and warrants issued to non-employees is recognized in accordance with SFAS No. 123.

    Options that are modified are treated as variable awards and accounted for under Financial Accounting Standards Board Interpretation ("FIN") No. 44. The Company records any increase of the fair market value of the underlying stock at the end of each quarter over the repriced stock option price as compensation expense in the appropriate quarter. As of December 31, 2001, the Company has recorded no compensation expense for the repriced stock options since the new exercise prices were above the market price at the end of each quarter in 2001.

    Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these items. The fair value is not readily determinable for the bank credit facility, legacy liabilities and convertible notes payable, which are collectively carried at $4,169 and $7,138 as of December 31, 2001 and 2000, respectively, because of the past due nature of the legacy liabilities and the lack of comparable credit facilities readily available to the Company.

    Recent pronouncements - In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these statements and their effective dates for the Company are as follows:

        - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited, except for transactions initiated before July 1, 2001.

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

    The Company is required to adopt SFAS 142 as of January 1, 2002. By December 31, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. The Company has not determined the effect, if any, of the adoption of the fair value based impairment test under SFAS 142. Effective January 1, 2002, the Company will no longer take an amortization expense of approximately $350 per year.

    Restatement of prior year financial statements -- As a result of a $643 understatement of income tax refunds receivable, the Company has restated its December 31, 2000 consolidated financial statements. The adjustment increases income tax receivable and reduces income tax expense and accumulated deficit at December 31, 2000. The receivable results from the Company's ability to carry back net operating losses to years where income taxes were paid, primarily 1998 and 1999. As of December 31, 2001, $538 has been received with the remaining $105 anticipated to be received in the second quarter of 2002.

    The Company has also restated the December 31, 2000 financial statements for the write-off of the cumulative translation adjustment of $118. The cumulative translation adjustment, previously reported in the stockholders' equity section as of December 31, 2000, reflected the unrealized adjustments resulting from translating the financial statements of the Australian subsidiary. The adjustment increases the loss on disposal of the Australian operations.

    The net effect of these restatements was a $525 decrease to the consolidated net loss for the year ended December 31, 2000.

    Reclassifications -- Certain reclassifications have been made to conform the prior years' financial statement amounts to the current year classifications.

(2) ACQUISITION

     On May 28, 1999, the Company purchased Integrated Systems Consultants, LLC ("ISC") pursuant to an Asset Purchase Agreement (the "Agreement"), dated as of April 1, 1999. ISC is a provider of SAP consulting services based in Phoenix, Arizona. The aggregate consideration for this transaction was $3,000, of which $500 was paid in cash upon closing and $2,500, which consisted of $1,500 due in June 2000 and $1,000 of contingent consideration paid subject to achievement of ISC earnings up through the twelve months ended March 31, 2000, was paid through the issuance of 668,468 shares of common stock in June 2000. The $1,000 contingent consideration was treated as an addition to the purchase price per APB No. 16, "Business Combinations". The Company has allocated the entire purchase price and other acquisition costs to goodwill. The purchase of ISC was an asset purchase agreement only. Other than goodwill, the only assets acquired were insignificant, consisting of two laptop computers and some consulting services contracts. Management determined that the nature of the acquisition of ISC was consistent with the objective started when the Company was created in April 1998. ISC was acquired to add to the critical mass of highly skilled consulting professionals able to perform information technology services in a variety of applications. The demand for such qualified technical professionals outstripped supply at that time. During the period when the acquisition was consummated, the demand for IT services was peeking as a result of a variety of factors, including the Year 2000 issue. The ISC acquisition was therefore a strategic acquisition for BrightStar. Consequently, management deemed the purchase price of ISC to be solely related to the intangible skills of the consultants and attributed the purchase price accordingly. The pro forma results of operations, assuming the acquisition occurred on January 1, 1999, would not be materially different from the operating results reported.

    Acquisition payables, which are included on the balance sheet in the account "Corporate legacy liabilities", (see Note 9), consists of the following as of December 31,

                                                     2001         2000
                                                    ------       ------
Cogent ......................................       $   --       $1,193
Prosap ......................................          155          500
                                                    ------       ------
Total acquisition payables ..................       $  155       $1,693
                                                    ======       ======

    The Cogent acquisition liability, relating back to the purchase of Cogent on June 30, 1998 which consisted of the purchase price along with severance agreements for three of the original employees of Cogent, was settled in 2001 by issuing 1,270,000 shares of common stock, at a fair market value of $0.88 per share in full satisfaction of the amount owed to the owners of Cogent for the original purchase. Of the 1,270,000 shares, 250,000 shares related to shares being issued under certain registration rights agreements. The $500 accrual relating to the Prosap acquisition as of December 31, 2000 was settled for $155.

(3) DISCONTINUED OPERATIONS

    In October 1999, the Company's management approved a plan to discontinue the operations of its Training, Controls and Infrastructure Support businesses. Each of the underlying businesses were acquired by the Company as part of its IPO in April 1998. The Company believes that the continued investment in the Training, Controls, and Infrastructure Support businesses is not consistent with its long-term strategic objectives. Accordingly, these businesses are reported as discontinued operations and the consolidated financial statements have been reclassified to segregate operating results and net assets of the businesses. Managements' plan to discontinue the operations of each of the businesses includes the following:

Training Business

    In completing the sale and closure of the training business, the Company:

    o Sold Mindworks Professional Education Group, Inc. (Mindworks), to its former owners. The sale of Mindworks was completed in December 1999 for approximately $1,100. The Company recorded a pre-tax loss on the sale of Mindworks of $900 ($1,000 or $0.12 per share including taxes). The loss includes the associated write-off of net goodwill totaling $1,600.

        In conjunction with the sale of Mindworks back to the original owners, the Company has two outstanding notes (Note A & B) with them for a total of $270. Note A is for $120, which has a principal payment due in November 2002 and requires monthly interest payments of $1. Note B is for $150 and is due and payable in November 2004. Both notes carry an interest rate of 10.25%. The Company has received the monthly interest payments due under Note A and recorded them as interest revenue. The Company has no recourse against the buyers of Mindworks in case of nonpayment of the notes. Therefore, the Company has recorded an allowance to offset these notes until the Company can determine if these notes are collectible.

    o Closed its training business in Texas in October 1999. The Company recorded no gain or loss upon closing the Texas training operations.

Controls Business

    The Company sold its Controls Business, which was a component of Integrated Controls, Inc., in September 2000. In 1999, the Company recorded an estimated pre-tax loss on the disposal of the Controls business of $5,100 ($5,800 including taxes, or $0.67 per share) including a provision of $800 for estimated operating losses until disposal. In 2000, the Company recorded a charge of $900 associated with the sale. In 2001, the Company recorded a net gain of $17 associated with the settling of accounts receivable balances remaining from 2000. Subsequent to the sale of the Controls Business, the Company changed the name of Integrated Controls, Inc. to BrightStar Louisiana, Inc.

Infrastructure Support Business

    The Infrastructure Support Business was engaged in hardware sales and consulting services relative to systems infrastructure and security. The Company recorded no gain or loss on the discontinuance of the business in December 1999.

    Summary operating results and financial data for the discontinued operations for 2001, 2000 and 1999 are as follows:

                                                 2001        2000                             1999
                                             ----------   ----------    ---------------------------------------------------
                                                                                                  INFRASTRUCTURE
                                              CONTROLS     CONTROLS      TRAINING     CONTROLS        SUPPORT       TOTAL
                                             ----------   ----------    ----------   ----------   --------------   --------

Net revenue .............................    $       --   $    6,095    $    4,477   $   11,064       $  8,635     $ 24,176
Cost of revenue .........................            --        4,384         3,156        8,145          8,678       19,979
Operating expenses ......................            --        1,801         1,582        3,303             70        4,955
                                             ----------   ----------    ----------   ----------       --------     --------
Operating loss ..........................            --          (90)         (261)        (384)          (113)        (758)
Gain (loss) on discontinued operations,
  net of tax ............................    $       17   $     (910)   $   (1,173)  $   (6,206)      $    (68)    $ (7,447)
                                             ==========   ==========    ==========   ==========       ========     ========
Current assets ..........................    $       --   $      336
Property and equipment, net..............            --           --
Deferred income taxes ...................            --           --
Goodwill, net ...........................            --           --
Other assets ............................            --           --
                                             ----------   ----------
     Total assets .......................            --          336
Provision for loss until disposal .......            --           --
Other current liabilities ...............            --           --
                                             ----------   ----------
     Total liabilities...................            --           --
                                             ----------   ----------

Net assets of discontinued operations....    $       --   $      336
                                             ==========   ==========

(4) BUSINESS RESTRUCTURING

    In June 2000, the Company announced that it was realigning its operations to improve operating margins by reducing expenses associated with underutilized office space and personnel.

    As a result of the realignment, the Company recorded a restructuring charge of $2,525 in the second quarter of 2000. Of the total charge, approximately $1,000 was reserved for ongoing lease obligations for facilities that were closed and $500 was recorded to write-down related fixed assets. The remainder of the charge relates to the severance of approximately 90 employees, or 15% of the

Company's workforce. Approximately $1,700 of the charge applies to obligations funded by cash disbursements, of which approximately $1,000 was disbursed for severance and $300 was disbursed for rents during 2000. The remaining charge relates to longer term severance obligations and related costs amounting to $200, and $700 of rents, net of sublease income, to be paid related to leases which expire through April 2003. During the fourth quarter of 2000, the Company reduced the restructuring reserve by $288 resulting from favorable lease settlements.

    Beginning in the third quarter and continuing into the fourth quarter of 2001, the Company continued with year-over-year reductions in selling, general and administrative expenses, which were the result of the execution of the austerity plan adopted in the third quarter of 2001. The restructuring included reductions in office space, sales personnel and related costs, management overhead and discretionary expenses. For the year 2001, the Company incurred approximately $2,011 of additional restructuring costs, (consisting of approximately $448 relating to employee costs for approximately 30 employees, including severance obligations, and $1,563 relating to losses on the write-down or disposal of nonessential equipment, the write-offs of leasehold improvements and office closures expenses, including accelerated expenses from lease terminations) as a result of actions taken by the Company to reduce its expense base in response to the general reduction in business levels, as well as the specific loss of a significant customer that filed for bankruptcy.

    The activity and ending balances for the restructuring reserve accrual consist of the following as of December 31:

                                 2001           2000
                                -------        -------
Beginning balances ......       $   853        $ 1,761
Additions ...............         2,011          2,237
Reductions ..............        (1,423)        (3,145)
                                -------        -------
Ending balances .........       $ 1,441        $   853
                                =======        =======

    The categories of the remaining restructuring reserve accrual consist of the following as of December 31:

                                                     2001         2000
                                                    ------       ------
Workforce severance .........................       $  293       $  161
Lease and other contract obligations.........        1,148          692
                                                    ------       ------

                                                    $1,441       $  853
                                                    ======       ======

    The amounts listed above are included in the following accounts to conform to the current year presentation as of December 31:

                                                       2001       2000
                                                     --------   --------

Accounts payable ............................        $     15   $     --
Accrued salaries and other expenses..........             233        135
Corporate legacy liabilities ................             486        456
Legacy liabilities of insolvent subsidiary...             707        262
                                                     --------   --------
Ending balance ..............................        $  1,441   $    853
                                                     ========   ========

    Restructuring amounts charged to earnings consist of the following for the years ended December 31:

                                                      2001         2000
                                                   ----------   ----------

Workforce severance .........................      $      448   $    1,000
Asset impairment.............................             740          500
Lease and other contract obligations ........             823          737
                                                   ----------   ----------
Totals ......................................      $    2,011   $    2,237
                                                   ==========   ==========

    Also, as part of the Company's restructuring plan, on December 13, 2000, the Company completed the sale of its Australian subsidiary, BrightStar Information Technology, Ltd., for A$10,000 (US $5,500). Of the total purchase price, A$2,500 (US $1,400) was paid upon closing, with the remainder due upon completion of a contingent earn-out for the twelve month period ended December 31, 2001. The sale of the company resulted in essentially no gain or loss. No consideration from the earn-out provision was recorded as part of the original sale. In anticipation of this sale, the Company recorded a $22,600 charge to write down Australian goodwill in the third quarter of 2000. All other assets of the Australian company were written off the books when the Australian company was sold in the fourth quarter of 2000.

(5) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                    DECEMBER 31,
                                               --------------------
                                                 2001        2000
                                               --------    --------

Computer equipment and software ............   $    327    $  3,998
Furniture, fixtures and office equipment....        100         790
Leasehold improvements .....................         --         493
                                               --------    --------
          Total ............................        427       5,281
Accumulated depreciation and amortization...       (256)     (3,123)
                                               --------    --------
          Property and equipment, net ......   $    171    $  2,158
                                               ========    ========

    During the fourth quarter of 2001, the Company incurred a loss on the disposal of fixed assets of approximately $740 relating to the closures of office space and the subsequent write-off of leasehold improvements and the selling of non-essential computer equipment and furniture. This loss is before proceeds of $9 received from the sale of the equipment. The loss on the disposals was a result of the restructuring plan and therefore is included in the restructuring costs recorded in the fourth quarter of 2001 (see Note 4).

(6) GOODWILL

    Goodwill consists of the cost in excess of amounts assigned to identifiable assets acquired, less liabilities assumed. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability, and, if warranted, impairment or adjustments to the period benefited are recognized.

    During 2000, the Company reduced the carrying value of its remaining goodwill to $12,000. In evaluating goodwill impairment, the Company segregated enterprise level goodwill from goodwill attributable to specific assets. Goodwill attributable to specific assets was written-off in connection with the disposal of the Australian subsidiary's assets and closure of Cogent Technologies LLC. In total, the specific write-offs amounted to $24,000, of which $1,400 and $22,600 related to Cogent and Australia, respectively. The remaining goodwill of approximately $32,400 was deemed to be enterprise level goodwill as it relates to the remaining U.S. operations, which is operated as a single, integrated business unit. Enterprise level goodwill was deemed impaired due to the deterioration in the Company's business, the overall declining market for information technology services, including project-based ERP and e-commerce services, and also the reduction in the Company's workforce, backlog, and its falling common stock share market price. In considering the methodology to assess the carrying value of enterprise level goodwill, management evaluated it using the market value approach and an undiscounted cash flows approach. The market value approach was deemed preferable based upon the uncertainty of the cash flows at the time. Under the market value approach, management used the trading price of the Company's common stock around the December 31, 2000 financial statement date. This analysis yielded a market value for the enterprise level goodwill of approximately $12,000, (approximately 12 million shares outstanding at $1 per share), resulting in the $18,400 impairment charge taken in 2000. Management deemed it unnecessary to reduce the amortization period for the goodwill based upon the long-term need for the information technology services provided by the Company.

    For the year ended December 31, 2001, the Company has considered if there has been any current impairment of goodwill. Company management performed its analysis of future cash flows based on the benefits of cost reductions recently implemented and future projected revenue levels assuming various levels of growth, including a 10% per year revenue-growth case. Based on this analysis the Company believes that the current value of goodwill is recoverable, and therefore no impairment has been incurred in 2001 and no adjustment was necessary.

(7) CREDIT FACILITY

    Effective March 29, 1999, the Company established a $15,000 credit facility (the "Credit Facility") with Comerica Bank. Under the terms of the agreement, the Credit Facility would be used for working capital needs, including issuance of letters of credit, and for general corporate purposes. Borrowings under the Credit Facility bore an interest rate of prime plus 0.25%. The Company paid a commitment fee on unused amounts of the Credit Facility amounting to 0.375% per annum based on the average daily amount by which the commitment amount exceeded the principal amount outstanding during the preceding month. Interest was payable monthly on prime rate borrowings and quarterly or at the end of the applicable interest period for the Eurodollar rate borrowings.

    The Credit Facility was secured by liens on substantially of all the Company's assets (including accounts receivable) and a pledge of all of the outstanding capital stock of the Company's domestic operating subsidiaries. The Credit Facility also required that the Company comply with various loan covenants, including (i) maintenance of certain financial ratios, (ii) restrictions on additional indebtedness and (iii) restrictions on liens, guarantees and payments of dividends. As of, and during the year ended December 31, 2000, the Company was not in compliance with certain financial covenants. Comerica Bank waived the defaults.

    The Credit Facility expired on March 31, 2001. Upon expiration of the
Credit Facility, Comerica Bank agreed to continue lending to the Company under the terms of a $3,000 Demand Note, secured by liens on substantially all the Company's assets (including accounts receivable) and a pledge of all of the outstanding capital stock of the Company's domestic operating subsidiaries. The Demand Note carried interest at the Bank's prime rate (4.75% at December 31, 2001), plus 4%. Available borrowings under the Demand Note are reduced monthly by 2% of eligible accounts receivable. On July 26, 2001, the Demand Note was converted to a term note having a maturity of January 25, 2002. Comerica also adjusted the covenants pertaining to the line of credit to consist of only one covenant; at all times the Company must maintain an effective net worth of not less than $9,000. Effective net worth is defined as the borrower's net worth defined by GAAP plus the principal amount of the subordinate debt outstanding. As of December 31, 2001, the Company was in compliance with the bank's covenant requirements. Since there was an outstanding balance on the line as of January 25, 2002, Comerica declared the Company to be in default under the terms of the agreement. However, Comerica has subsequently agreed to forebear on any actions to collect the outstanding balances and to allow the Company to borrow under the loan until June 30, 2002, subject to certain conditions. Effective March 26, 2002, available borrowings under this newly extended arrangement are to start at 60% of eligible accounts receivable, after reduction for ineligible accounts, with subsequent reductions of 2% each month starting in May 2002. The total borrowing base after reductions for ineligible accounts and the borrowing base percentage is limited to a maximum of $850. Comerica retains the right to decline to make advances at any time during this period. The interest rate on outstanding balances is prime plus 4% as of January 25, 2002, and will increase by an additional 1% per month, beginning February 2002. Total eligible accounts receivable as of December 31, 2001 amounted to $1,732.

(8) ACCRUED SALARIES AND OTHER EXPENSES

    Accrued salaries and other expenses consist of the following:

                                                 DECEMBER 31,
                                         ---------------------------
                                             2001           2000
                                         ------------   ------------

Accrued payroll and payroll taxes ....   $        292   $        922
Accrued professional fees ............            270            880
Restructuring reserve
                                                  233            135
Other accrued expenses ...............            356            723
                                         ------------   ------------
          Total accrued expenses .....   $      1,151   $      2,660
                                         ============   ============

(9) CORPORATE LEGACY LIABILITIES

    Corporate Legacy Liabilities consists of non-operating accounts payable that were incurred when the Company had a substantially higher volume of revenue and expense activity and generally relate to liabilities for contracts that were entered into in years prior to 2001. Due to the Company's financial situation, the Company is currently in the process of restructuring these payables by offering a restructuring plan to the creditors. Corporate legacy liabilities are split between the long-term and short-term classifications depending on which option the creditor has accepted. At December 31, 2001 approximately $404 of legacy liabilities unrelated to the Company's insolvent subsidiary remained to be restructured.

    Corporate legacy liabilities consist of the following as of December 31:

                                              2001         2000
                                        ----------   ----------
Short-term:
Restructuring reserve ...............   $      486   $      456

Acquisition payable .................          155        1,693
Payable to stockholder ..............           --          900
Other non-operating payables ........          230          163
                                        ----------   ----------
    Total Short-term ................   $      871   $    3,212
                                        ----------   ----------

Long-term:
Severance agreement, converted to ...   $      175   $       --
 promissory notes
Promissory notes ....................          175           --
Other non-operating payables ........          114           --
                                        ----------   ----------
Total long-term .....................   $      464   $       --
                                        ----------   ----------

    Promissory notes were issued in conjunction with the Company's restructuring of the legacy liabilities. The notes are unsecured long term notes that accrue interest at 6.5% per annum. Principal and interest are due on January 3, 2005. In the chart above, these notes are considered to be long-term liabilities. In addition, 70% of the amount due legacy liability creditors who elected to receive such a promissory note under certain conditions is also classified as a long-term liability. All other amounts due legacy liability creditors, including 30% of the amount due those legacy liability creditors who elected to receive promissory notes under certain conditions, are classified as short-term liabilities.

    Included in the December 31, 2000 balances was an amount payable to a stockholder for $900. During the year ended 2000, the Company became obligated to pay selected investors approximately $900, in the aggregate, which represents penalties for failure to perform certain obligations relating to registration with the SEC of common stock acquired in connection with their original investments. This liability was settled in the fourth quarter of 2001 for $100 and the resulting gain was recorded as an extraordinary gain on the early extinguishments of debt. See also Note 12.

(10) LEGACY LIABILITIES OF INSOLVENT SUBSIDIARY

    Legacy liabilities of insolvent subsidiary relate to amounts owed by one of the Company's subsidiaries, BRBA, Inc ("BRBA"). BRBA ceased operations in the fourth quarter of 2001 and is insolvent. BRBA has one remaining asset of potentially material value, a bankruptcy claim against one of its customers for cancellation of a data processing center agreement. This claim is one of many unsecured claims against BRBA's customer and it is unlikely that the customer will be able to pay more than a small amount, if any, in respect of these claims. The Company has not recorded an asset related to the claim. All of BRBA's assets are collateral for obligations owed to Comerica under the Company's credit facility. BRBA has liabilities of approximately $8,700, including the liabilities reported on the balance sheet, $1,467, as well as an inter-company payable to its BrightStar parent, of approximately $7,200. This inter-company payable is eliminated in the consolidation.

    The Office of the Comptroller of Public Accounts in the state of Texas is currently auditing BRBA for potential sales tax liability for the years ending 1997 through 2000. The Comptroller's office filed a preliminary audit findings report in December 2001 for approximately $7,000, including approximately $2,000 in penalties and interest. The tax assessment was, in effect, based on all of the subsidiary's revenues. This preliminary assessment was prepared by the Comptroller's office without having reviewed all the appropriate documentation. The Company has subsequently obtained access to most of the required documents of BRBA and the Company has filed a request for re-determination and appeal with the state of Texas on behalf of BRBA. Management estimates the actual net BRBA sales tax liability to be approximately $600.

    Legacy liabilities of insolvent subsidiary consist of the following as of December 31:

                                         2001         2000
                                   ----------   ----------
Restructuring reserve ..........   $      707   $      262
Legacy liabilities .............          160           57
Sales tax audit contingency ....          600           10
                                   ----------   ----------
Total ..........................   $    1,467   $      329
                                   ==========   ==========

(11) CONVERTIBLE NOTES PAYABLE, NET

    Convertible notes payable, net consists of the following as of December 31, 2001:

Series 1 Convertible Subordinated Promissory Notes                  $    1,118
Less fundraising and warrant costs:
Fundraising costs, net of amortization
                                                                            47
Warrant costs associated with convertible notes, net of
amortization                                                               123
                                                                    ----------
    Subtotal fundraising costs                                             170
                                                                    ----------
 Notes payable, net                                                 $      948
                                                                    ==========

    On July 26, 2001, the Company completed a private placement through the issuance of approximately $1,100 of convertible notes, (Series 1 Convertible Subordinated Promissory Notes) to a group of investors, including members of BrightStar senior management. Related party notes from current senior management totals $186. The notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, if; (i) the market price of the Company's common stock, determined on a 20-day moving average basis, equals or exceeds $0.50; and (ii) the investor may lawfully sell all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under an effective registration statement, or under Rule 144; and (iii) at least $2,300 of legacy liabilities have been restructured. The notes are entitled to simple interest calculated at a rate per annum equal to 8%. For the first year from the date of the notes, interest may be paid at the option of the Company by issuing additional convertible debt with the same terms as above. The Company chose to do this for the interest due on the notes from inception through December 31, 2001. In addition, 70,000 warrants were issued to the placement agent for the transaction at an exercise price of $1.00 per share. Warrants issued to investors were valued at $142 under the provisions of APB No.14 and EITF 00-27, and will be amortized as additional interest expense over the life of the debt. Amortization expense for the year ended December 31, 2001 amounted to $19.

(12) EXTRAORDINARY GAINS

    Extraordinary gains recorded in 2001 relate to the early extinguishment of debts. The Company was able to settle legacy liabilities for cash payments totaling $255, resulting in a extraordinary gain of $1,157, including the settlement of the $900 stockholders payable and the $500 Prosap obligation.

(13) STOCKHOLDERS' EQUITY

Capital Stock

    Authorized capital shares of the Company include 3,000,000 shares of preferred stock and 35,000,000 shares of common stock. Rights, preferences and other terms of the preferred stock will be determined by the board of directors at the time of issuance. No preferred stock was outstanding at December 31, 2001.

Common Stock Warrants and Options

    Stock Options -- During 1998 and 2000, the 1997 and 2000 Long-Term Incentive Plans (the "Plans") were established, which provide for the issuance of incentive and non-qualified stock options, restricted stock awards, stock appreciation rights or performance stock awards. The total number of shares that may be issued under the Plans is 4,000,000 shares, of which only 3,930,000 shares may be granted for incentive stock options and 70,000 for nonqualified stock options. Options, which constitute the only issuance under the incentive plans as of December 31, 2001, have been generally granted at the fair value or above of the Company's common stock on the date of grant. The Company also granted stock options to individuals during the year that are considered grants outside of the Plans. The Plans do not allow the granting of stock options to independent consultants and therefore such grants are considered outside of the Plans. The Plans also currently limit the amount of stock options granted to any one individual in any one year to 200,000 shares. This limit was increased to 1,000,000 shares by the Board of Directors on February 12, 2002. Any grants of stock options over the 200,000 share limit to any individual are considered grants outside of the Plans as well. The following table summarizes the Plans' stock option activity:

                                                                  SHARES                         WEIGHTED         WEIGHTED
                                                  SHARES          ISSUED                          AVERAGE          AVERAGE
                                              ISSUED INSIDE      OUTSIDE       TOTAL SHARES      EXERCISE         REMAINING
                                                 THE PLANS       THE PLANS        ISSUED           PRICE            LIFE
                                              -------------    ------------    ------------    ------------    ------------

Options outstanding at January 1, 1999 .....        603,402              --         603,402       $      13.00     9.75 years
Granted in 1999 ............................      1,428,750              --       1,428,750       $       6.88

Exercised ..................................             --              --              --
Cancelled ..................................       (218,664)             --        (218,664)      $       9.96
                                               ------------    ------------    ------------
Options outstanding at December 31, 1999 ...      1,813,448              --       1,813,488       $       8.50     8.41 years
Exercisable at December 31, 1999 ...........        413,929              --         413,929
                                               ============                    ============
Granted in 2000 ............................      1,740,880              --       1,740,880       $       1.00

Exercised ..................................             --              --              --                 --
Cancelled ..................................     (1,630,422)             --      (1,630,422)      $       5.90
                                               ------------    ------------    ------------

Options outstanding at December 31, 2000 ...      1,923,946              --       1,923,946       $       2.94     9.50 years
Exercisable at December 31, 2000 ...........        737,642              --         737,642
                                               ============                    ============
Granted in 2001 ............................      1,673,470         945,060       2,618,530       $       0.56
Exercised ..................................             --              --              --                 --
Cancelled ..................................     (1,912,969)       (325,000)     (2,237,969)      $       2.65
                                               ------------    ------------    ------------
Options outstanding at December 31, 2001 ...      1,684,447         620,060       2,304,507(a)    $       0.98     8.53 years
                                               ============    ============    ============
Exercisable at December 31, 2001 ...........      1,021,780         620,060       1,641,840(b)


(a) 10,000, 170,000 and 2,124,507 options are outstanding at $13.00, $3.00 -
    $7.00 and $0.29 - $1.00, respectively.

(b) 10,000, 170,000 and 1,461,840 options are exercisable at $13.00, $3.00 -
    $7.00 and $0.29 - $1.00, respectively.

    Grants outside the Plans consist of 40,000 options with an exercise price of $1.00 per share to the son of Mr. Wagda, the Company's CEO, who worked as an independent contractor for the Company on special projects during the fourth quarter of 2000 and the first quarter of 2001. His compensation consisted of cash payments of $18,600 for 2001 and the 40,000 options. The remaining options of 580,060 belong to Mr. Wagda, as part of his compensation package. All of Mr. Wagda's options were cancelled in connection with the restricted stock issuance made to him in February 2002.

    Pro forma disclosures required under SFAS No. 123 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                         2001            2000            1999
                                                    ------------    ------------    ------------
                                                     (In  thousands,  except per share data)
Pro forma net loss from continuing operations ...   $     (5,979)   $    (61,475)   $     (4,601)
 Pro forma net loss .............................   $     (4,805)   $    (62,385)   $    (12,048)
Pro forma basic and diluted loss per share
  Net loss from continuing operations ...........   $      (0.45)   $      (6.17)   $      (0.53)
  Net loss ......................................   $      (0.36)   $      (6.26)   $      (1.39)
Weighted average fair value of options
granted .........................................   $       0.39    $       1.00    $       4.39

         Compensation cost for 2001, 2000 and 1999 was calculated in accordance with the binomial model, using the following weighted average assumptions: (i) expected volatility of 114%, 192% and 110%; (ii) expected dividend yield of 0% in all three years; (iii) expected option term of 10 years in all three years;
(iv) risk-free rates of return of 5.50%, 6.00% and 5.86%; and (v) expected forfeiture rates of 38%, 11% and 11%, respectively.

    On February 12, 2002, the compensation committee of the board of directors voted to take actions that resulted in the repricing of approximately 900,000 existing stock options to current employees, included above, and the awarding of approximately 1,100,000 new options with respect to active participants under the Company's long-term incentive plans. The exercise price of all affected options is $0.05 per share, which is based on fair market value as determined by the Board of Directors based upon the prior 20-day average closing price. The Company will treat these repriced stock options as variable awards and will account for them under FIN 44 starting in the first quarter of 2002. According to FIN 44, the Company will record any increase of the fair market value of the underlying stock over the repriced stock option exercise price as compensation expense in the appropriate quarter.

    Also on February 15, 2002, the compensation committee voted to take actions that resulted in restricted stock awards to Mr. Wagda and Mr. Czaja of 1,500,000 and 500,000 shares, respectively. In return for the granting of these shares, the stock options granted to Mr. Wagda and Mr. Czaja totaling 780,060 and 500,000 options (including 300,000 options granted to Mr. Czaja on February 12,
2002), respectively, were cancelled. The restricted stock grants provided for half of the stock to be issued in lieu of the cash bonuses awarded for 2001 and be vested immediately outside the Company's Plans and for the remaining shares to be issued inside the Plans and to vest monthly over a 2 year period.

Recent Sales of Unregistered Securities.

    Set forth below is certain information concerning all issuances of securities by BrightStar within the past three years that were not registered under the Securities Act.

    1. On January 11, 1999, pursuant to the Agreement and Plan of Exchange (the "Share Exchange") dated as of December 15, 1997, among BrightStar, BIT Group Services, Inc. ("BITG"), BIT Investors, LLC ("BITI"), and the holders of the outstanding capital stock of BITG, the Company issued 11,575 shares of common stock to the holder of the Series A-1 Class A Units of BITI.

    2. On January 11, 1999, BrightStar issued to the beneficiaries of the SCS Unit Trust an aggregate of 441,400 shares of common stock in consideration of the transfer to BrightStar by SCS Unit Trust of substantially all the assets of the SCS Unit Trust.

    3. On March 10, 2000, pursuant to an agreement with Strong River Investments, Inc., and Montrose Investments Ltd. (collectively, the "Purchasers"), the Company sold to the Purchasers 709,555 shares of the Company's common stock (the "Shares") for $7,500, or $10.57 per share (the "Transaction"). In connection with the purchase of the Shares, the Company issued two warrants to the Purchasers. One warrant had a five-year term during which the Purchasers could purchase up to 157,500 shares of the Company's common stock at a price of $12.00 per share. The second warrant covered an adjustable amount of shares of the Company's common stock. Pursuant to the terms of the adjustable warrants, the holders thereof elected to fix the number of common shares issuable under such warrants at 1,525,000 shares in the aggregate. Such shares were issued on September 29, 2000, at an exercise price of $0.001 per share. The Company also issued to Wharton Capital Partners Ltd. ("Wharton"), as compensation for Wharton's services as placement agent in connection with the Transaction, a warrant with a five-year term during which Wharton may purchase up to 45,000 shares of the Company's common stock at a price of $12.00 per share.

    4. On June 23, 2000, the Company issued 668,468 shares of common stock to the prior owners of Integrated Systems Consulting (ISC) as payment for the remaining amount of $2,500 due in connection with the 1999 acquisition of ISC.

    5. On January 16, 2001, the prior owners of Cogent Technologies LLC ("Cogent") were issued 1,020,000 shares of our common stock in partial settlement of a claim by them related to the unpaid balance of the purchase price for the assets and business of Cogent and amounts due under employment agreements with us.

    6. On February 15, 2001, Kevin J. Murphy was issued 100,000 shares of our common stock in connection with the commencement of his employment with the Company.

    7. On February 15, 2001, certain of our former employees were issued 346,831 shares of our common stock in satisfaction of remaining severance payment obligations under prior employment agreements with the Company.

    8. On February 15, 2001, Unaxis Trading Limited ("Unaxis") was issued 250,000 shares of our common stock in settlement of litigation between the Company and certain affiliates of Unaxis. Pursuant to the settlement agreement (which was agreed upon in principle, on November 3, 2000), if, prior to a sale of these shares by Unaxis, the Company has not exercised its right to call the shares for $1.60 per share, Unaxis may exercise its right to put the shares to the Company for a price of $2.00 per share during the 15 day period commencing on February 1, 2002. During December 2001, the Company purchased the shares back from Unaxis for a $120 payment.

    9. On May 4, 2001, 257,400 shares of our common stock were issued in satisfaction of our obligations to pay penalties to them under the terms of various registration rights agreements. The rest of the Cogent settlement, consisting of 250,000 penalty shares is included therein.

     10. On July 26, 2001, the Company issued and sold approximately $1,100 of convertible notes to a group of investors, including members of BrightStar senior management. The notes are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, if: (i) the market price of the Company's common stock, determined on a 20-day moving average basis, equals or exceeds $0.50; and (ii) the investors may lawfully sell all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under an effective registration statement, or under Rule 144; and (iii) at least $2,300 of the past due payables have been restructured. In addition, 70,000 warrants were issued to Brewer Capital Group, LLC, which acted as placement agent for the transaction, at an exercise price of $1.00 per share. The net proceeds of this transaction were used for general corporate purposes.

    11. In November 2001, the Company engaged a financial advisor to assist the Company in obtaining additional long-term financing. As part of the financial advisor's compensation for this engagement, and in addition to a $25 retainer fee paid to the advisor, the Company has committed to the issuance of warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.05 per share. These warrants will expire in November 2004.

    12. On February 15, 2002, 1,500,000 shares and 500,000 shares of common stock were issued to Joseph A. Wagda and Kenneth A. Czaja, respectively, in connection with their employment with the Company.

(14) INCOME TAXES

    The components of income (loss) before income taxes from continuing operations and the related income taxes provided for the years ended December 31, 2001, 2000, and 1999, are presented below:

                                             2001            2000            1999
                                         ------------    ------------    ------------
Income (loss) before income taxes:
  Domestic ...........................   $     (3,911)   $    (49,857)   $     (5,803)
  Foreign: ...........................             --          (6,840)          1,922
                                         ------------    ------------    ------------
                                         $     (3,911)   $    (56,697)   $     (3,881)
                                         ============    ============    ============

                                                2001           2000            1999
                                           ------------   ------------    ------------

Provision (benefit) for income taxes:
  Current:
     Domestic ..........................   $         --   $        350    $       (156)
     Foreign ...........................             --           (531)            787
  Deferred:
     Domestic ..........................             --          1,489          (1,721)
     Foreign ...........................             --            223            (223)
                                           ------------   ------------    ------------
          Total ........................   $         --   $      1,531    $     (1,313)
                                           ============   ============    ============

    The Company's deferred tax assets are reflected below as of December 31, 2001 and 2000, respectively:

                                          2001            2000
                                  ------------    ------------

Net operating losses ..........   $      7,754    $      5,751
Bad debt reserves .............            116             131
Restructure reserve ...........            555             348
Sales tax reserve .............            220              --
Accrued expenses ..............            146              --
Goodwill ......................          3,119           3,641
Foreign tax assets ............             --             522
Change in accounting method ...             --            (211)
Other .........................             --             233
                                  ------------    ------------
Net deferred tax asset ........         11,910          10,415
Valuation allowance ...........        (11,910)        (10,415)
                                  ------------    ------------
                                  $         --    $         --
                                  ============    ============


    At December 31, 2001, the Company has a net operating loss carryforward of approximately $19,000 for federal income tax purposes, which will expire in years 2018 through 2021. Utilization of the federal operating losses and credits may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

    The table below reconciles the expected U.S. federal statutory tax to the recorded income tax:

                                                     2001            2000            1999
                                                 ------------    ------------    ------------

Provision (benefit) at statutory tax rate ....   $     (1,330)   $    (20,686)   $     (2,031)
State income taxes, net of federal benefit ...             --              --             103
Goodwill amortization ........................             --             482             498
Foreign tax ..................................             --              --             564
Deferred compensation ........................             --              --             164
Goodwill write-off ...........................             --          11,707              --
Valuation allowance ..........................          1,495           9,878            (850)
Other, net ...................................           (165)            150             239
                                                 ------------    ------------    ------------
          Total ..............................   $         --    $      1,531    $     (1,313)
                                                 ============    ============    ============

(15) EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) plan that covers substantially all of its U.S. employees. The Company may provide matching contributions of up to 6% of the employee's base salary. Employees would vest in Company contributions evenly over five years from their date of employment. Employer matching and profit sharing contributions are discretionary, and, to date, no matching or profit sharing contributions have been made.

(16) LITIGATION

    As of December 31, 2000, the Company had accrued $600 relating to its litigation expense. This amount included estimated costs to settle legal claims related primarily to two separate lawsuits brought against the Company for damages related to software development and implementation services provided by the Company. During the third quarter of 2001, the Company was able to relieve approximately $200 in litigation exposure by negotiating settlements with the respective parties. As a result of these settlements, the Company incurred an obligation of approximately $125, which will be paid by the Company in the form of long-term notes due and payable on January 3, 2005. The difference of approximately $75 between the amount accrued and the amount settled was recorded as a gain on settlements in the third quarter. The Company was also able to settle the remaining lawsuit, which resulted in no cash payment or long-term liability. The resulting gain of $300 was recorded in the fourth quarter. As of December 31, 2001, two legal claims were pending, both filed in 2001. One legal claim is against our insolvent subsidiary, BRBA, Inc., for facility rents and related costs associated with the early termination of a facility lease. The initial claim resulted in a default judgment in a court order dated December 21, 2001 in favor of the landlord for approximately $48, which was the amount of the rent owed to the landlord as of the court order date, and the landlord has indicated that they will be filing additional suits against BRBA as further rent obligations are not paid. An estimate of this liability of $144 is included in the Company's consolidated balance sheet as Legacy Liabilities of Insolvent Subsidiary. The other legal claim is for amounts received as a so-called preference payment from a former customer who made a bankruptcy filing in 2000. The Company does not believe the claim has merit and therefore the Company has not recorded any liability associated with this so-called preference claim.

    As a result of a previous settlement, Unaxis Trading Limited was issued 250,000 shares of the Company's common stock on February 15, 2001. Pursuant to the settlement agreement, if, prior to a sale of these shares by Unaxis, the Company had not exercised its right, between January 1, 2002 and February 1, 2002, to call the shares for $1.60 per share, Unaxis may exercise its right to put the shares to the Company for a price of $2.00 per share during the 15 day period commencing on February 1, 2002. Unaxis agreed to return the 255,000 shares of common stock to us, including 5,000 additional shares granted to Unaxis representing penalty shares relating to the registration rights associated with the settlement, in return for a $120 cash payment. In satisfaction of this settlement, the Company has incurred an obligation to pay $50 to its insurance carrier via a long-term note, due and payable on January 3, 2005. During the third quarter, the amount recorded on the books, of approximately $118, was reclassified from common stock and additional paid in capital and was recorded as common stock receivable in anticipation of the completion of this agreement. The Company completed the transaction in December of 2001 and eliminated the common stock receivable and reclassified the amounts to treasury stock.

    In addition to the litigation noted above, the Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation, in addition to amounts discussed above, will not have a material adverse effect on the Company's financial condition. The Company's policy is to accrue its estimate of legal defense costs associated with litigation matters at the time the exposure is identified.

(17) COMMITMENTS AND CONTINGENCIES

    The Company leases office space and computer and office equipment under various operating lease agreements that expire at various dates through December 2005. Minimum future commitments under these agreements for the years ending December 31 are: 2002, $187; 2003, $154; 2004, $9; and 2005, $8.

    Rent expense was $1,444, $2,464, and $4,048 during the periods ended December 31, 2001, 2000, and 1999, respectively.

    Employment Agreements -- As of December 31, 2001, the Company had entered into employment agreements with Mr. Wagda, CEO and Mr. Czaja, CFO which provided for minimum compensation levels and incentive bonuses, along with provisions for termination of benefits in certain circumstances and for certain severance payments in the event of a change in control. As of December 31, 2001, Mr. Wagda is entitled to an annual salary of $275 and also eligible to receive a bonus of up to 200% of his cash compensation paid at the discretion of the Board of Directors. On February 15, 2002, Mr. Wagda was given a 2-year employment contract. The terms of the agreement, which are being finalized, currently contemplates annual salary compensation of $300 beginning May 1, 2002 and $350 beginning May 1, 2003, 12 months severance if terminated without cause or upon change of control, and a bonus of up to 200% of base salary based on achievement of specified performance goals. Mr. Czaja entered into an employment agreement with the Company in April 2001. Mr Czaja's agreement provided for a base salary of $175. Effective May 1, 2002, Mr. Czaja's annual salary will be $200. Mr. Czaja also is eligible to receive a bonus of up to a total of 50% of his base salary based upon the achievement of certain operating results of the Company. Mr. Czaja's employment may be terminated without cause upon six months notice and is entitled to six months severance if terminated upon a change of control.

(18) SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

    Revenues from three unrelated customers accounted for approximately 17%, 12% and 10%, respectively, of total revenue in 2001. Two of the customers accounted for approximately 20% and 13%, respectively, of the total outstanding accounts receivable balance as of December 31, 2001. Another customer accounted for approximately 14% of the total outstanding accounts receivable balance as of December 31, 2001. The Company did not have any customer, individually or considered as a group under common ownership that accounted for 10% of revenues or accounts receivable as of or for the years ended December 31, 2000 and 1999.

    The Company operates in a single segment as a provider of IT services. From April 16, 1998, until the sale of the Company's Australian operations in December 2000, the Company operated in primarily two geographic regions. Prior to April 16, 1998 and subsequent to December 2000, the Company primarily operated in the United States. Specific information related to the Company's geographic areas are found in the following table:

                                                             Year Ended December 31,
                                             2001              2000 (as restated)                    1999
                                          ---------   -----------------------------------    ------------------------------------
                                           United       United                                United
                                           States       States    Australia  Consolidated     States     Australia   Consolidated
                                          ---------   ---------   ---------  ------------    ---------   ---------   ------------
Revenue ...........................       $  19,471   $  44,294   $  17,318    $  61,612     $  69,119   $  34,250    $ 103,449
Income (loss) from  continuing
operations before income taxes ....          (3,911)    (49,857)     (6,840)     (56,697)       (5,803)      1,922       (3,881)
Long-lived assets .................          11,863      14,204          --       14,204        33,606      25,023       58,629
Total assets ......................          14,386      21,797          --       21,797        53,138      31,870       85,008


(19) QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

    Quarterly consolidated results of operations consist of the following as of December 31;

                                                            2001                                        2000
                                        -------------------------------------------   ------------------------------------------
                                         FOURTH      THIRD       SECOND     FIRST      FOURTH     THIRD      SECOND      FIRST
                                        --------    --------    --------   --------   --------   --------   --------    --------
                                                                                        (AS        (AS
                                                                                      RESTATED)  RESTATED)
Revenue ..............................  $  3,385    $  4,036    $  5,357   $  6,693   $  9,988   $ 13,923   $ 18,096    $ 19,605
Gross profit .........................     1,099       1,057       1,803      2,109      2,559      4,654      5,604    $  6,353
Income (loss) from continuing
  operations .........................    (2,534)     (1,195)       (426)       244    (20,141)   (33,143)    (4,271)       (673)
Income (loss) from discontinued
  operations .........................        --          --          17         --        273       (960)      (223)         --
Extraordinary gains ..................     1,157          --          --         --         --         --         --          --
Net income (loss) ....................    (1,377)     (1,195)       (409)       244    (19,868)   (34,103)    (4,494)       (673)
                                        ========    ========    ========   ========   ========   ========   ========    ========
Per share basis: basic and diluted
Continuing operations ................  $  (0.19)   $  (0.09)   $  (0.03)  $   0.02   $  (1.74)  $  (3.30)  $  (0.46)   $  (0.08)
Discontinued operations ..............        --          --          --         --       0.02      (0.10)     (0.02)         --
Extraordinary gains ..................      0.09          --          --         --         --         --         --          --
                                        --------    --------    --------   --------   --------   --------   --------    --------
                                        $  (0.10)   $  (0.09)   $  (0.03)  $   0.02   $  (1.72)  $  (3.40)  $  (0.48)   $  (0.08)
                                        ========    ========    ========   ========   ========   ========   ========    ========

        Restatements recorded in the third quarter of 2000 relate to the understatement of income tax refunds totaling $643. See Note 1 for more information relating to the restatement.

        Restatements recorded in the fourth quarter of 2000 relate to write-off of the cumulative translation adjustment totaling $118. See Note 1 for more information relating to the restatement.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                  COLUMN A                         COLUMN B     COLUMN C     COLUMN D      COLUMN E
                 -----------                      ----------   ----------   ----------   --------------
                                                               ADDITIONS
                                                               ----------
                                                  BALANCE AT   CHARGED TO
                                                   BEGINNING    COSTS AND                BALANCE AT END
                 DESCRIPTION                      OF PERIOD     EXPENSES    DEDUCTIONS      OF PERIOD
                 -----------                      ----------   ----------   ----------   --------------
Allowance  deducted from assets to which
  it applies:
Allowance for doubtful accounts:
Year ended December 31, 1999 ................       $1,296        1,926       $1,235       $1,987
Year ended December 31, 2000 ................        1,987       $1,705        3,372          320
Year ended December 31, 2001 ................          320          390          410          300
Accrued restructuring charge:
Year ended December 31, 1999 ................        4,383           --        2,622        1,761
Year ended December 31, 2000 ................        1,761        2,237        3,145          853
Year ended December 31, 2001 ................          853        2,011        1,423        1,441


        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Board of Directors and Stockholders
BrightStar Information Technology Group, Inc.

    In connection with our audit of the consolidated financial statements of BrightStar Information Technology Group, Inc., referred to in our report dated February 15, 2002, except for the information in the last paragraph of Note 7, as to which the date is March 26, 2002, which is included in the annual report on Form 10-K, we have also audited Schedule II for the years ended December 31, 2001, 2000 and 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

San Jose, California
February 15, 2002

                                INDEX TO EXHIBITS

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

    (a) The following documents are filed as part of this report:

EXHIBIT
 NO.                                        DESCRIPTION
-------                                     -----------
3.1     --          Certificate of Incorporation, as amended (Incorporated by
                    reference from Exhibit 3.1 to Amendment No. 1 to
                    BrightStar's Registration Statement on Form S-1 filed
                    February 27, 1998 (File No. 333-43209)).

3.2     --          Bylaws, as amended (Incorporated by reference from Exhibit
                    3.2 to Amendment No. 3.2 to BrightStar's Registration
                    Statement on Form S-1 filed April 14, 1998 (File No.
                    333-43209)).

4.1     --          Specimen Common Stock Certificates (Incorporated by
                    reference from Exhibit 4.1 to Amendment No. 1 to
                    BrightStar's Registration Statement on Form S-1 filed
                    February 27, 1998 (File No. 333-43209)).

4.2     --          Agreement and Plan of Exchange dated December 15, 1997,
                    among BrightStar, BITG, BITI and the holders of the
                    outstanding capital stock of BITG (Incorporated by reference from Exhibit 4.2 to Amendment No. 1 to BrightStar's
                    Registration Statement on Form S-1 filed February 27, 1998
                    (File No. 333-43209)).

4.3     --          Option Agreement dated as of December 16, 1997, between
                    BrightStar and Brewer-Gruenert Capital Advisors, LLC
                    (Incorporated by reference from Exhibit 4.4 to Amendment No.
                    1 to BrightStar's Registration Statement on Form S-1 filed
                    February 27, 1998 (File No. 333-43209)).

4.4     --          Securities Purchase Agreement dated March 10, 2000 among
                    BrightStar Information Technology Group, Inc. and Strong
                    River Investments, Inc. and Montrose Investments LTD
                    (Incorporated by reference to Exhibit 10.36 to Amendment
                    No.1 to BrightStar's Registration Statement on Form S-1).

4.5     --          Adjustable Warrant issued to Strong River Investments, Inc.
                    on March 10, 2000 (Incorporated by reference to Exhibit 4.5 to BrightStar's Registration Statement on Form S-3, filed
                    October 23, 2001).

4.6     --          Adjustable Warrant issued to Montrose Investments LTD on
                    March 10, 2000 (Incorporated by reference to Exhibit 4.6 to
                    BrightStar's Registration Statement on Form S-3, filed
                    October 23, 2001).

4.7     --          Warrant issued to Strong River Investments, Inc. on March
                    10, 2000 (Incorporated by reference to Exhibit 4.7 to
                    BrightStar's Registration Statement on Form S-3, filed
                    October 23, 2001).

4.8     --          Warrant issued to Montrose Investments LTD on March 10, 2000
                    (Incorporated by reference to Exhibit 4.8 to BrightStar's
                    Registration Statement on Form S-3, filed October 23, 2001).

4.9     --          Warrant issued to Wharton Capital Partners Ltd. on March 10,
                    2000 (Incorporated by reference to Exhibit 4.9 to
                    BrightStar's Registration Statement on Form S-3, filed
                    October 23, 2001).

4.10    --          Form of Series 1 Convertible Subordinated Promissory Note
                    Agreement issued to the holders of the July 26, 2001 private placement offering. (Incorporated by reference to Exhibit
                    4.10 to BrightStar's Registration Statement on Form S-3,
                    filed October 23, 2001).

4.11    --          Form of Subscription Agreement for the holders of the Series
                    1 Convertible Subordinated Promissory Note Agreement issued to the holders of the July 26, 2001 private placement
                    offering. (Incorporated by reference to Exhibit 4.11 to
                    BrightStar's Registration Statement on Form S-3, filed
                    October 23, 2001).

4.12 Form of Common Stock Purchase Warrants for the holders of the Series 1 Convertible Subordinated Promissory Note
                    Agreement issued to the holders of the July 26, 2001 private placement offering. (Incorporated by reference to Exhibit
                    4.11 to BrightStar's Registration Statement on Form S-3, filed October 23, 2001).

10.1     --         BrightStar 1997 Long-Term Incentive Plan (Incorporated by
                    reference from Exhibit 10.1 to Amendment No. 1 to
                    BrightStar's Registration Statement on Form S-1 filed
                    February 27, 1998 (File No. 333-43209)).

10.2     --         Agreement and Plan of Exchange by and among BrightStar and the holders of the outstanding capital stock of Brian R.
                    Blackmarr and Associates, Inc. (Incorporated by reference
                    from Exhibit 10.2 to BrightStar's Registration Statement on
                    Form S-1 filed December 24, 1997 (File No. 333-43209)).

10.3     --         Agreement and Plan of Exchange by and among BrightStar and the holders of the outstanding capital stock of Integrated
                    Controls, Inc. (Incorporated by reference from Exhibit 10.3 to BrightStar's Registration Statement on Form S-1 filed
                    December 24, 1997 (File No. 333-43209)).

10.4     --         Agreement and Plan of Exchange by and among BrightStar and the holders of the outstanding capital stock of Mindworks
                    Professional Education Group, Inc. (Incorporated by
                    reference from Exhibit 10.4 to BrightStar's Registration
                    Statement on Form S-1 filed December 24, 1997 (File No.
                    333-43209)).

10.5     --         Agreement and Plan of Exchange by and among BrightStar,
                    Software Consulting Services America, LLC and the holders of the outstanding ownership interests of Software Consulting
                    Services America, LLC (Incorporated by reference from
                    Exhibit 10.5 to BrightStar's Registration Statement on Form
                    S-1 filed December 24, 1997 (File No. 333-43209)).

10.6     --         Agreement and Plan of Exchange by and among BrightStar and
                    Software Consulting Services Pty. Ltd., in its capacity as
                    Trustee of the Software Consulting Services Unit Trust and
                    the holders of all of the outstanding ownership interests in the Software Consultants Unit Trust (Incorporated by
                    reference from Exhibit 10.6 to BrightStar's Registration
                    Statement on Form S-1 filed December 24, 1997 (File No.
                    333-43209)).

10.7     --         Agreement and Plan of Exchange by and among BrightStar and the holders of the outstanding capital stock of Software
                    Innovators, Inc. (Incorporated by reference from Exhibit
                    10.7 to BrightStar's Registration Statement on Form S-1
                    filed December 24, 1997 (File No. 333-43209)).

10.8      --        Agreement and Plan of Exchange by and among BrightStar and the holder of the outstanding capital stock of Zelo Group,
                    Inc., and Joel Rayden (Incorporated by reference from
                    Exhibit 10.8 to BrightStar's Registration Statement on Form
                    S-1 filed December 24, 1997 (File No. 333-43209)).

10.9      --        Form of Employment Agreement between BrightStar and Marshall
                    G. Webb, Thomas A. Hudgins and Daniel M. Cofall
                    (Incorporated by reference from Exhibit 10.9 to Amendment
                    No. 1 to BrightStar's Registration Statement on Form S-1
                    filed February 27, 1998 (File No. 333-43209)).

10.10*    --        Employment Agreement between Software Consulting Services
                    America, Inc., and Michael A. Ober.

10.11*    --        Office Lease dated November 11, 1998, between Principal Life
                    Insurance Company and BrightStar.

10.12*    --        Employment Agreement dated January 31, 1999, between
                    BrightStar and Donald Rowley.

10.13     --        Employment Agreement between Brian R. Blackmarr and
                    Associates, Inc. and Brian R. Blackmarr (Incorporated by
                    reference from Exhibit 10.10 to Amendment No. 1 to
                    BrightStar's Registration Statement on Form S-1 filed
                    February 27, 1998 (File No. 333-43209)).

10.14     --        Letter Agreement dated August 14, 1997, between BITG and
                    McFarland, Grossman and Company, Inc., and amended as of
                    March 17, 1998 (Incorporated by reference from Exhibit 10.11 to Amendment No. 2 to BrightStar's Registration Statement on
                    Form S-1 filed March 24, 1998 (File No. 333-43209)).

10.15      --       Letter Agreement dated September 26, 1997, between BITG and
                    Brewer-Gruenert Capital Advisors, LLC, and amended as of
                    December 15, 1997 (Incorporated by reference from Exhibit
                    10.12 to BrightStar's Registration Statement on Form S-1
                    filed December 24, 1997 (File No. 333-43209)).

10.16      --       Loan Agreement dated October 16, 1997, between BITI and BITG
                    (Incorporated by reference from Exhibit 10.13 to Amendment
                    No. 1 to BrightStar's Registration Statement on Form S-1
                    filed February 27, 1998 (File No. 333-43209)).

10.17*    --        Stock Repurchase Agreement between BrightStar and Marshall
                    G. Webb, Daniel M. Cofall, and Thomas A. Hudgins.

10.18*    --        Agreement Regarding Repurchase of Stock by and among
                    BrightStar, George M. Siegel, Marshall G. Webb, Thomas A.
                    Hudgins, Daniel M. Cofall, Mark D. Diggs, Michael A. Sooley,
                    Michael B. Miller, and Tarrant Hancock.

10.19*    --        Amendment to Agreement and Plan of Exchange dated as of June
                    5, 1998, and BrightStar and the holder of the outstanding
                    capital stock of Zelo Group, Inc., and Joel Rayden.

10.20*    --        Deed of Variation dated as of April 17, 1998, by and among
                    BrightStar and Software Consulting Services Pty. Ltd., and
                    Kentcom Pty. Ltd., Salvatore Fazio, Pepper Tree Pty. Ltd.,
                    Christopher Richard Banks, Cedarman Pty. Ltd, Stephen Donald
                    Caswell, Quicktrend Pty. Ltd., Desmond John Lock, Kullamurra
                    Pty. Ltd., Robert Stephen Langford, KPMG Information
                    Solutions Pty. Ltd., and Data Collection Systems Integration
                    Pty. Ltd.

10.21*    --        Asset Purchase Agreement dated as of June 30, 1998, among
                    BrightStar, Cogent Acquisition Corp., Cogent Technologies,
                    LLC and the holders of all the outstanding membership
                    interest of Cogent Technologies, LLC.

10.22*    --        Asset Purchase Agreement dated as of August 31, 1998, among
                    BrightStar, Software Consulting Services America, Inc., TBQ
                    Associates, Inc., and the holders of all the outstanding
                    capital stock of TBQ Associates, Inc.

10.23     --        Stock Purchase Agreement dated as of September 30, 1998,
                    among BrightStar, BrightStar Group International, Inc., and the holders of the outstanding capital stock of PROSAP AG
                    (Incorporated by reference from Exhibit 2.1 to the Current
                    Report on Form 8-K of BrightStar dated November 10, 1998.

10.24*     --       Factoring Agreement and Security Agreement dated January 22,
                    1999, among Metro Factors, Inc., dba Metro Financial
                    Services, Inc., Brian R. Blackmarr and Associates, Inc.,
                    Software Consulting Services America, Inc., Software
                    Innovators, Inc., and Integrated Controls, Inc.

10.25*     --       Guaranty dated January 22, 1999, by BrightStar for the
                    benefit of Metro Factors, Inc., dba Metro Financial
                    Services, Inc.

10.26*     --       Severance Agreement and Release effective November 20, 1998, between BrightStar and Thomas A. Hudgins.

10.27*     --       Severance Agreement and Release effective January 31, 1999, between BrightStar and Daniel M. Cofall.

10.28*     --       Severance Agreement and Release effective January 31, 1999, between BrightStar and Marshall G. Webb.

10.29*     --       Revolving Credit Agreement dated March 29,1999, between
                    BrightStar and Comerica Bank.

10.30*     --       Form of subsidiaries guaranty dated March 29,1999, between
                    BrightStar subsidiaries and Comerica Bank.

10.31*     --       Security Agreement (Negotiable collateral) dated March
                    29,1999, between BrightStar and Comerica Bank.

10.32*     --       Security Agreement (all assets) dated March 29, 1999,
                    between BrightStar and Comerica Bank.

10.33*     --       $15,000,000 Revolving Note dated March 29, 1999, from
                    BrightStar to Comerica Bank

10.34*     --       Asset Purchase Agreement Among BrightStar Information
                    Technology Group, Inc., Software Consulting Services
                    America, Inc., Integrated Systems Consulting, LLC and the
                    individuals owning all of the membership interests of
                    Integrated Systems Consulting, LLC dated as of April 1,
                    1999.

10.35*     --       Securities Purchase Agreement among BrightStar Information
                    Technology Group, Inc., Strong River Investments, Inc., and
                    Montrose Investments LTD.

21.1*      --       List of Subsidiaries of the Company.

23.1       --       Consent of Grant Thornton LLP.

*   Exhibits have been previously filed.