Form 10-K/A
period 2001-12-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2002-04-30
CIK 1050025

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM          TO
                                               -------     ----------

                         COMMISSION FILE NUMBER: 0-6920

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                        DELAWARE                               76-0553110
   (State or other jurisdiction of incorporation or        (I.R.S. Employer
                      organization)                        Identification No.)

                          4900 HOPYARD ROAD, SUITE 200
                              PLEASANTON, CA 94588
                                 (925) 251-0000

                          (Address, including zip code,

  area code with phone number of the registrant's principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 21, 2002 based on the $0.07 per share closing price for the registrant's common stock on The OTC Bulletin Board market was approximately $747,531. For purpose of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

         The number of shares of the registrant's common stock outstanding as of March 29, 2002 was 15,264,288.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

         The Registrant hereby amends the following items of its Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on April 1, 2002:

     This Form 10-K/A is being filed to provide the information in Items 10, 11, 12 and 13 of Part III of the registrant's Form 10-K for the fiscal year ended December 31, 2001, which was to be incorporated by reference from BrightStar Information Technology Group, Inc.'s proxy statement for BrightStar Information Technology Group, Inc.'s 2002 Annual Meeting of Stockholders. The complete text of Part III, Item 10, Item 11, Item 12 and Item 12, as amended, is set forth below.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The following table and the notes thereto identify and set forth information about the Company's directors and two executive officers.

                                                                                DIRECTOR
          NAME               AGE            PRINCIPAL OCCUPATION                  SINCE
          ----               ---            --------------------                --------
Joseph A. Wagda .........    58    Chairman of the Board of Directors and          2000
                                   Chief Executive Officer of the Company

Kenneth A. Czaja ........    52    Executive Vice President, Chief Financial         NA
                                   Officer and Secretary

W. Barry Zwahlen ........    56    Managing Partner of Information Management      2000
                                   Associates

Jennifer T. Barrett .....    51    Chief Privacy Officer, Acxiom Corporation       1998


Thomas A. Hudgins .......    61    Cofounder of Polaris Group, Inc.                2001

     Joseph A. Wagda has been a director of the Company since April 2000 and became Chief Executive Officer, effective October 2, 2000. Mr. Wagda was elected Chairman of the Board of Directors on March 21, 2001. From 1997, Mr. Wagda has been engaged in a variety of venture capital and distressed investments, as an investor, manager, independent consultant and attorney, including serving as President of Altamont Capital Management, Inc. and in leadership positions with several single-purpose investment entities. He also is currently a director of Abraxas Petroleum Corporation (Amex: ABP), a public oil and gas company, and of Zierer Visa Service, Inc., a private company engaged in the international travel services business. Previously, Mr. Wagda was President and CEO of American Heritage Group, a modular homebuilder that was restructured in 1997, and a Senior Managing Director and co-founder of the Price Waterhouse corporate finance practice. He also served with the finance staff of Chevron Corporation and in the general counsel's office at Ford Motor Company. Mr. Wagda has a B.S. degree from Fordham College, an M.B.A., with distinction, from the Johnson School of Management, Cornell University and a J.D., with honors, from Rutgers Law School.

     Kenneth A. Czaja, joined BrightStar to be our Vice President - Finance and Chief Financial Officer, effective May 1, 2001. Subsequently he was promoted to Executive Vice President. He has had a 27-year business career as a financial executive in positions of increasing responsibility with a variety of technology companies, including Xerox Corporation, Silicon Compiler Systems, Inc. and Wyse Technology Inc. Most recently, Mr. Czaja was Vice President, Finance and CFO at Intellicorp, Inc. (Nasdaq: INAI), a software and service company that provides BPM, CRM and e-business solutions for the SAP customer market. Mr. Czaja has an M.S. degree, with a concentration in finance and accounting, from Georgia Institute of Technology and a B.A. in physics from Columbia University.

     W. Barry Zwahlen has been a director of the Company since July 2000. Mr. Zwahlen presently is the Managing Partner of Information Management Associates, a retained executive search firm, which he founded in

1986. Mr. Zwahlen focuses his practice on the recruitment of CIO and CTO candidates for technology clients and the recruitment of executive level information technology consultants for systems integration professional services firms. Mr. Zwahlen serves on the Board's Audit Committee and is Chairman of the Compensation Committee.

     Jennifer T. Barrett became a director of the Company at the closing of our initial public offering in 1998. Since 1974, she has served in various capacities with Acxiom Corporation (NASDAQ: ACXM), a leading data processing and related computer-based services and software products company. She is currently Acxiom's Chief Privacy Officer. Ms. Barrett serves on the Board's Audit and Compensation Committees.

     Thomas A. Hudgins became a director of the Company on April 20, 2001. He cofounded and, until recently, served as Managing Director of Polaris Group, Inc., a corporate finance and mergers and acquisitions advisory firm. Prior to forming Polaris he was cofounder, Executive Vice President and Secretary of BrightStar until January 1999. From 1967 to 1997, he was Executive Vice President and cofounder of Delta-X Corp., a leading developer, manufacturer and marketer of software and electronic automation equipment for the international oil and gas industry. He is a past president of the Houston Chapter of the American Institute of Industrial Engineers, a member of the Society of Petroleum Engineers and a Registered Professional Engineer. Mr. Hudgins is Chairman of the Board's Audit Committee.

     There is no family relationship between any of the foregoing nominees or between any of such nominees and any of the Company's executive officers. The Company's executive officers serve at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and holders of more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such officers, directors and 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based on its review of such forms that it received, or written representations from reporting persons that no other Forms 5 were required for such persons, the Company believes that, during fiscal 2001, all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11: EXECUTIVE COMPENSATION

     The following table contains information concerning compensation earned by the Chief Executive Officer and the next four highly compensated officers for 2001.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                                                                          COMPENSATION
                                                                    ANNUAL                ------------
                                                                 COMPENSATION              SECURITIES
                                                          --------------------------       UNDERLYING       ALL OTHER
                             TITLE                        SALARY(s)         BONUS(s)        OPTIONS(5)     COMPENSATION
                             -----                        ---------         --------       -----------     ------------
Joseph A. Wagda     Chairman and Chief           2001     $241,133(2)      $ 45,000(1)        780,060             --
                    Executive Officer(6)         2000       91,500               --                               --

Kevin J. Murphy     Former President and         2001      300,464(3)       144,000(3)        500,000             --
                    Chief Operating
                    Officer(6)

Chris V. Turner     Former Chief Sales           2001      198,716(4)            --           225,000             --
                    Officer(6)

Kenneth A. Czaja    Executive Vice President     2001      115,993           15,000(1)        200,000             --
                    and Chief Financial
                    Officer(6)

Thomas S. Krause    Senior Vice President        2001      149,959               --           100,000             --
                    of Operations(6)

     (1) For the year ended December 31, 2001, Mr. Wagda and Mr. Czaja were awarded bonuses of $45,000 and $15,000 respectively. Mr. Wagda and Mr. Czaja elected to receive 750,000 and 250,000 shares of the Company's common stock, respectively, effective February 15, 2002, as full payment of the bonuses for fiscal 2001.

     (2) Mr. Wagda's salary amount for the year ended December 31, 2000, consists of amounts earned while he was an independent contractor to the Company. Mr. Wagda became an employee of the Company in the year ended December 31, 2001.

     (3) Mr. Murphy's salary includes $125,000 as severance payments based on a settlement agreement reached with Mr. Murphy. Included in Mr. Murphy's bonus is $100,000, which was a signing bonus for joining the Company. The bonus also includes $44,000, which represents the fair market value of 100,000 shares of common stock issued to Mr. Murphy in connection with the commencement of his employment with the Company. Mr. Murphy's employment with the Company terminated on October 2, 2001.

     (4) Mr. Turner's base salary amount includes one month of severance of $17,500. The remaining $125,000 amount payable under his separation agreement was paid in 2002. Mr. Turner's employment with the Company terminated on November 30, 2001.

     (5) On February 15, 2002, the compensation committee voted to take actions that resulted in restricted stock awards to Mr. Wagda and Mr. Czaja of 750,000 and 250,000 shares, respectively. In return for the granting of these shares, all stock options previously granted to Mr. Wagda and Mr. Czaja totaling 780,060 and 500,000 shares (including 300,000 option shares granted to Mr. Czaja on February 12, 2002), respectively, were cancelled. The restricted stock grants were issued inside the Company's 1997 and 2000 Long-Term Incentive Plans ("the Plans") and vest monthly over a 2-year period. The compensation committee also voted to issue fully-vested stock outside the Plans to Mr. Wagda and Mr. Czaja of 750,000 and 250,000 shares, respectively, in full satisfaction of cash bonuses awarded for 2001.

     (6) Mr. Wagda, Mr. Murphy, Mr. Turner, Mr. Czaja and Mr. Krause are the Named Executive Officers of the Company (the "Named Executive Officers").

STOCK OPTIONS

     The following table contains information concerning the grant of stock options to each of the Named Executive Officers included in the Summary Compensation Table during 2001 (under our 2000 and 1997 plans and outside the plans).

                   STOCK OPTION GRANTS IN THE 2001 FISCAL YEAR

                                         INDIVIDUAL GRANTS
                    -------------------------------------------------------
                     NUMBER OF     % OF TOTAL
                    SECURITIES       OPTIONS
                    UNDERLYING     GRANTED TO       EXERCISE
                     OPTIONS      EMPLOYEES IN        PRICE      EXPIRATION     GRANT DATE
     NAME            GRANTED       FISCAL YEAR       ($/SH)         DATE          VALUE(1)
     ----           ----------    ------------      ---------    ----------     ----------
Joseph A. Wagda      780,060          30%              0.29       11/2010       $236,699(2)

Kenneth A. Czaja     200,000           8%              0.30        4/2011         50,000(2)

Kevin J. Murphy      500,000          19%              1.00       10/2001        360,000(3)

Chris V. Turner      225,000           9%              1.00       11/2001        162,000(3)

Thomas S. Krause     100,000           4%              1.00        3/2011         24,000

     (1) Based on Black-Scholes model and assumes a risk free interest rate of 5.50%, price volatility of 114% and a dividend yield of 0%.

     (2) On February 15, 2002, the compensation committee voted to take actions that resulted in restricted stock awards to Mr. Wagda and Mr. Czaja of 750,000 and 250,000 shares, respectively. In return for the granting of these shares, all stock options previously granted to Mr. Wagda and Mr. Czaja totaling 780,060 and 500,000 shares (including 300,000 option shares granted to Mr. Czaja on February 12, 2002), respectively, were cancelled. The restricted stock grants were issued inside the Company's 1997 and 2000 Long-Term Incentive Plans ("the Plans") and vest monthly over a 2-year period. The compensation committee also voted to issue fully-vested stock outside the Plans to Mr. Wagda and Mr. Czaja of 750,000 and 250,000 shares, respectively, in full satisfaction of cash bonuses awarded for 2001.

     (3) Upon the separation of Mr. Turner and Mr. Murphy, all options previously granted were cancelled.

AGGREGATED OPTION EXERCISES IN 2001 AND YEAR-END OPTION VALUES

     The following table sets forth information for each of the Named Executive Officers included in the Summary Compensation Table with respect to options to purchase our Common Stock held as of December 31, 2001.

                                                                NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                       SHARES ACQUIRED        VALUE          OPTIONS AT 12/31/01(#)(1)         AT 12/31/01($)(2)
                       ON EXERCISE(#)      REALIZED($)       EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
                       ---------------     -----------       -------------------------     -------------------------
NAME
Joseph A. Wagda              --                --                    780,060/0                        --
Kenneth A. Czaja             --                --                    0/200,000                        --
Kevin J. Murphy(3)           --                --                       --                            --
Chris V. Turner(3)           --                --                       --                            --
Thomas S. Krause             --                --                    0/100,000                        --

     (1)  No stock appreciation rights (SARs) were outstanding during 2001

     (2) The fair market value of our common stock at the close of business on December 31, 2001 was $0.06 per share.

     (3)  Options expired upon termination of employment.

COMPENSATION OF DIRECTORS

     Directors who do not perform service substantially full-time to the Company receive a quarterly retainer of $4,000 and a fee for each Board or committee meeting of $1,000, or $500 for each committee meeting held the same day as a Board meeting. The Company reimburses directors for their reasonable out-of-pocket expenses with respect to board meetings and other BrightStar business.

     Directors who are not officers of BrightStar also participate in the 1997 and 2000 Plans. Under the 1997 and 2000 Plans, options to purchase 10,000 shares of our common stock are automatically granted to each non-employee director on the date such director is for the first time elected or appointed to the Board of Directors. Thereafter, each such director is automatically granted options to purchase 10,000 shares on the date of each annual stockholders meeting provided that such options shall be reduced by that portion of the prior twelve-month period in which a director was not a director of the Company. The exercise price for all non-employee director options granted under the 1997 and 2000 Plans is 100% of the fair market value of the shares as of the grant date. All such options are immediately exercisable and expire no later than ten years after the date of grant, unless sooner exercised.

     In February 2002, all independent directors were awarded additional options and had prior options repriced so that on February 12, 2002, each independent director held 150,000 options with an exercise price of $0.05 per share.

EMPLOYMENT AGREEMENTS

     Mr. Wagda performed services for the Company in 2000 and 2001 pursuant to a contract between the Company and Altamont Capital Management Inc. ("Altamont"), a company controlled by Mr. Wagda. The Company owed Altamont $101,130 for services performed by Mr. Wagda through September 15, 2000. This obligation was subsequently satisfied by converting the obligation into convertible notes issued pursuant to the terms of the private placement completed on July 26, 2001. From September 16, 2000, the Company paid a retainer of $20,000 per month for the first 80 hours of Mr. Wagda's services each month. For each hour in excess of 80 hours per month, Mr. Wagda received 300 options to purchase common stock at $1.00 per share. The agreement with Altamont was terminated in January 2001, at which time Mr. Wagda became an employee of the Company, effective February 1, 2001. Mr. Wagda's agreement with the Company provided for a base salary of $20,000 per month. In addition, Mr. Wagda was granted 228,210 incentive stock options to purchase common stock at $1.00 per share, in exchange for 228,210 options previously awarded as non-qualified options. Mr. Wagda was granted a total of an additional 101,850 options in February and March 2001. Effective May 1, 2001, Mr. Wagda's base salary was increased to an annual rate of $275,000 per year, pursuant to a new agreement. Mr. Wagda was also eligible to receive a bonus of up to 200% of his cash compensation paid in 2001 at the discretion of the Board of Directors. Additionally, the Compensation Committee re-priced the 330,060 options earned by Mr. Wagda through March 31, 2001 to a strike price of $0.29 per share and granted him an additional 450,000 options at a $0.29 strike price, which vested daily through 2001. On February 15, 2002, Mr. Wagda was given a two-year employment contract. The terms of the agreement, which are being finalized, include annual salary compensation of $300,000 beginning May 1, 2002 and $350,000 beginning May 1, 2003, 12 months severance if terminated without cause or upon a change of control, the grant of the restricted stock and the surrender of all existing options described earlier and a bonus of up to 200% of base salary based on the achievement of specified performance goals. Mr. Wagda is eligible to participate in all of the Company's employee benefit plans.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2001, non-employee directors Ms. Barrett and Mr. Zwahlen served as members of the Compensation Committee. None of the Compensation Committee members or Named Executive Officers have any relationship that must be disclosed under this caption.

     In January of 2001, the Company was notified by Nasdaq that we no longer met the net tangible asset test to maintain our listing on the Nasdaq National Market. In addition, because our stock had closed below a dollar per share for a substantial period of time, and the market value of our public float did not meet then minimum requirement, we received additional notices from Nasdaq that, unless we demonstrated compliance with these rules, we would receive a written notification that our securities would be delisted. The Company was subsequently transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective April 20, 2001, and received a conditional exception from meeting certain of the Nasdaq SmallCap Market's continued listing standards. First, the Company, by May 1, 2001, was required to file a proxy statement that sought stockholder authority to do a reverse stock split. Secondly, it was required to meet the $1.00 minimum bid price standard for at least ten consecutive days starting no later than June 28, 2001. Thirdly, it was required to file a Form 10-Q by May 15, 2001 demonstrating at least $8.0 million of stockholder equity at March 31, 2001 (in lieu of meeting the $2.0 million net tangible asset test, which the Company did not then meet). Finally, it was required to be in compliance with all other applicable listing standards by June 28, 2001. The Company met the May 1 and May 15 deadline requirements but to date has declined to undertake the authorized reverse split required by Nasdaq to help it meet the minimum-bid-price requirement and retain its listing on the Nasdaq SmallCap Market. On July 23, 2001, the Company was transferred to the OTC Bulletin Board Market.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

     Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following report shall not be incorporated by reference into any such filings.

     Compensation Philosophy. In developing our executive compensation policies, the Compensation Committee has two principal objectives: (1) attracting, rewarding and retaining officers who possess outstanding talent, and (2) motivating officers to achieve BrightStar performance consistent with stockholder objectives. Accordingly, the Committee adopted the following policies:

          o BrightStar will pay compensation that is competitive with the practices of other leading technology companies in the same or similar businesses;

          o A significant portion of the officers' compensation will depend upon the achievement of challenging performance goals for BrightStar and our various business units and officers; and

          o BrightStar will align the interests of its officers with those of our stockholders - therefore, stock options will constitute a significant portion of compensation.

     Total Annual Compensation. Each officer's target total annual compensation (that is, salary plus bonus) is determined by the Committee upon review of all applicable factors.

     Bonuses. Pursuant to their employment agreements, Mr. Wagda is eligible to receive a bonus of up to 200% of base salary based upon the achievement of specified performance goals, and Mr. Czaja is eligible to earn a bonus of up to a total of 50% of his base salary based upon the achievement of certain operating results of the Company. The actual bonus (that is, the percentage of the target bonus) that any officer (other than the Named Executive Officers, as defined above) actually receives depends on the achievement of both corporate and individual objectives and financial performance goals. Typical business unit objectives include, for example, revenue and profitability objectives.

     Stock Options. The Committee strongly believes that stock options motivate the officers to maximize stockholder value and to remain with BrightStar despite a very competitive marketplace. Generally, all BrightStar stock options have a per share exercise price approximating the fair market value of our stock as of the grant date, except for certain identified re-pricing actions. The number of options granted to each officer and each option's vesting schedule are determined based on the officer's position at BrightStar, his or her individual performance, the number of options the executive already holds and other factors, including an estimate of the potential value of the options.

     In fiscal 2001, the Committee made these determinations for the Named Executive Officers and other senior officers. For all other grants, the Chief Executive Officer (Mr. Wagda) made these determinations, in consultation with the Committee.

     Compensation of Chief Executive Officer. The Committee believes the Chief Executive Officer's compensation should be tied directly to the performance of BrightStar and in line with stockholder objectives. As a result, Mr. Wagda's compensation includes a significant stock and/or stock option component.

     Tax Deductibility of Executive Compensation. Under section 162(m) of the Internal Revenue Code, BrightStar generally receives a federal income tax deduction for compensation paid to any of its Named Executive Officers only if the compensation is less than $1 million during any fiscal year or is "performance-based" under section 162(m). Our management-incentive plans permit the Company to pay compensation that is "performance-based" and thus is fully tax-deductible by BrightStar. The Committee currently intends to continue seeking a tax deduction for all of our executive compensation, to the extent consistent with the best interests of BrightStar.


COMPANY STOCK PERFORMANCE

     The following graph sets forth a comparison of the cumulative total share owner return on the Company's Common Shares for the period beginning April 17, 1998, the date Common Shares began trading on the Nasdaq National Market, and ending December 31, 2001, the last trading day in fiscal 2001, as compared with the cumulative total return of the S&P 500 Index and a Peer Group Index. The Peer Group consists of the Nasdaq Computer & Data Processing Index. This graph assumes an investment of $100 on April 17, 1998 in each of Common Shares, the S&P 500 Index and the Peer Group Index, and assumes reinvestment of dividends, if any. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.


                              [PERFORMANCE GRAPH]

BRIGHTSTAR INFORMATION TECHNOLOGY GROUP

                                          4/17/1998     12/98     12/99     12/00     12/01
                                          ---------    ------     ------     ------     ------
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP     100.00      60.57      63.46       2.88       0.45
S & P 500                                   100.00     110.62     133.90     121.71     107.24
NASDAQ COMPUTER & DATA PROCESSING           100.00     130.47     286.79     132.05     106.36

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains certain information regarding beneficial ownership of our common stock as of April 15, 2002 by (i) persons known to us to be the beneficial owner of more than 5% of our common stock, and their respective addresses (ii) each of our current directors, (iii) the Chief Executive Officer and our other current executive officer, and (iv) all directors and executive officers as a group.

                                                         SHARES BENEFICIALLY OWNED
                                                         -------------------------
                                                         NUMBER(1)         PERCENT
                                                         ---------         -------
    5% BENEFICIAL OWNERS:

         Montrose Investments LTD.(2) ...............    1,025,293           6.7%
         300 Crescent Court, Suite 700
         Dallas, TX 75201

     NON-EMPLOYEE DIRECTORS:(3)
         Jennifer T. Barrett ........................      150,000           1.0%
         W. Barry Zwahlen ...........................      150,000           1.0%
         Thomas A. Hudgins ..........................      284,343           1.8%

    EXECUTIVE OFFICERS:(4)
         Joseph A. Wagda ............................    2,485,551          15.5%
         Kenneth A. Czaja ...........................      552,782           3.6%
         Kevin J. Murphy ............................      522,248           3.3%
         Chris V. Turner ............................      184,734           1.2%
         Thomas S. Krause ...........................      251,313           1.6%
         All directors and executive officers
         as a group (8 persons) .....................    4,580,971          26.4%

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

     (3) Includes immediately exercisable options to purchase 150,000 shares of common stock for Ms. Barrett, Mr. Zwahlen and Mr. Hudgins.

     (4) Includes options that will be exercisable immediately or within 60 days to purchase 38,889 shares of common stock for Mr. Krause. Includes the Series 1 Convertible Subordinated Promissory Notes, which are convertible into common stock of 675,608, 45,897, 367,172, 160,637 and 114,742 for Messrs. Wagda, Czaja, Murphy, Turner and Krause, respectively. It includes common stock warrants in conjunction with the convertible notes of 101,343, 6,885, 55,076, 24,097 and 17,213 for
          Messrs. Wagda, Czaja, Murphy, Turner and Krause, respectively. It also includes stock grants issued to Messrs. Wagda and Czaja of 1,500,000 and 500,000 shares, respectively, as disclosed in the section, "Summary Compensation Table".

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

     In December 2000, the Company became obligated to pay Strong River Investments, Inc. and Montrose Investments Ltd. approximately $900,000, in the aggregate, in respect of certain registration obligations of the

Company. This debt was satisfied in December 2001 by paying a cash settlement in the amount of $100,000 for the total release of this claim.

     As part of the private placement completed on July 26, 2001 members of senior management, including Messrs. Wagda, Czaja, Murphy, Turner and Krause participated in the offering. Notes held by Messrs. Wagda, Czaja, Murphy, Turner, Krause and Altamont for the initial issuance were $50,000, $10,000, $80,000, $35,000, $25,000 and $101,130, respectively. The private placement consisted of the issuance of approximately $1.1 million of convertible notes, (Series 1 Convertible Subordinated Promissory Notes) to a group of investors, including members of BrightStar senior management. The notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, if: (i) the market price of the Company's common stock, determined on a 20-day moving average basis, equals or exceeds $0.50; (ii) the investor may lawfully sell all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under an effective registration statement, or under Rule 144; and (iii) at least $2.3 million of legacy liabilities have been restructured. The notes are entitled to simple interest calculated at a rate per annum equal to 8%. For the first year from the date of the notes, interest may be paid at the option of the Company by issuing additional convertible debt with the same terms as above. The Company has issued additional convertible debt for the interest due on the notes from inception through March 31, 2002.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             BRIGHTSTAR TECHNOLOGY GROUP, INC.


                                             By: /s/ Joseph A. Wagda
                                                 -----------------------------
                                                     Joseph A. Wagda
                                                 Principal Executive Officer

Date:  April 30, 2002