Form 10-Q
period 2002-03-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2002-05-15
CIK 1050025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

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

        The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at May 15, 2002 was 15,264,288.

                      PART 1, ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                         MARCH 31,       DECEMBER 31,
                                                           2002              2001
                                                       ------------      ------------
ASSETS
CURRENT ASSETS:
   Cash                                                $        112      $        185
   Trade accounts receivable, net
     of allowance for doubtful accounts
     of $300                                                  1,451             1,947
   Income tax receivable                                        105               105
   Prepaid expenses and other                                   140               286
                                                       ------------      ------------
      Total current assets                                    1,808             2,523

PROPERTY AND EQUIPMENT                                          427               427
   Less - accumulated depreciation                             (297)             (256)
                                                       ------------      ------------
   Property and equipment, net                                  130               171

GOODWILL                                                     11,648            11,648

OTHER                                                            44                44
                                                       ------------      ------------

TOTAL ASSETS                                           $     13,630      $     14,386
                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                      $        238      $        419
   Accounts payable                                             575               791
   Accrued salaries and other expenses                          763             1,151
   Corporate legacy liabilities                                 708               871
   Legacy liabilities of insolvent subsidiary                 1,467             1,467
   Deferred revenue                                              11                25
                                                       ------------      ------------
      Total current liabilities                               3,762             4,724

CONVERTIBLE NOTES PAYABLE, NET                                  982               948
CORPORATE LEGACY LIABILITIES - LONG TERM                        470               464
OTHER LIABILITIES                                                19                19

COMMITMENTS AND CONTINGENCIES                                    --                --
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 35,000,000
shares authorized; 15,264,288 and 13,264,288
(excluding 255,000 shares held in treasury) shares
issued and outstanding in 2002
and 2001, respectively                                           16                14
   Additional paid-in capital                                99,892            99,732
   Unearned compensation                                        (88)               --
   Treasury stock                                              (118)             (118)
   Accumulated deficit                                      (91,305)          (91,397)
                                                       ------------      ------------
      Total stockholders' equity                              8,397             8,231
                                                       ------------      ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     13,630      $     14,386
                                                       ============      ============


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED
                                                   ------------------------------
                                                     MARCH 31,         MARCH 31,
                                                       2002               2001
                                                   ------------      ------------
Revenue                                            $      2,887      $      6,693

Cost of revenue                                           1,947             4,584
                                                   ------------      ------------
Gross profit                                                940             2,109

Operating expenses:
  Selling, general and administrative expenses              760             1,367
  Goodwill amortization                                      --                88
  Depreciation and amortization                              40               339
                                                   ------------      ------------
      Total operating expenses                              800             1,794

  Income from operations                                    140               315

  Interest expense, net                                     (48)              (71)
                                                   ------------      ------------
      Income before income taxes                             92               244
Income tax provision                                         --                --
                                                   ------------      ------------
      Net income                                   $         92      $        244
                                                   ============      ============

Net income per share: basic and diluted            $       0.01      $       0.02
                                                   ============      ============

Weighted average shares outstanding
   Basic
                                                     14,242,066        12,724,397
                                                   ============      ============
   Diluted
                                                     14,295,438        12,724,397
                                                   ============      ============



See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         ($000'S, EXCEPT PER SHARE DATA)


                                                             COMMON STOCK
                                                      ---------------------------     ADDITIONAL         COMMON         UNEARNED
                                                         SHARES         AMOUNT      PAID-IN-CAPITAL   STOCK PAYABLE   COMPENSATION
                                                      ------------   ------------   ---------------   -------------   ------------
Balance, December 31, 2001 ..........................   13,264,288   $         14   $        99,732   $          --   $         --
Warrants issued with convertible notes ..............           --             --                 7              --             --
Compensation expense associated with stock options ..           --             --                18              --            (17)
Common stock option repricing .......................           --             --                17              --            (16)
Compensation  expense  associated with restricted
stock ...............................................    1,000,000              1                59              --            (55)
Common stock issued to executive officers ...........    1,000,000              1                59              --             --
Net income ..........................................           --             --                --              --             --
                                                      ------------   ------------   ---------------   -------------   ------------
Balance, March 31, 2002 .............................   15,264,288   $         16   $        99,892   $          --   $        (88)
                                                      ============   ============   ===============   =============   ============

                                                                      ACCUMULATED
                                                                         OTHER                         TOTAL
                                                           TREASURY   COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'   COMPREHENSIVE
                                                            STOCK     INCOME (LOSS)     DEFICIT         EQUITY      INCOME (LOSS)
                                                           --------   -------------   -----------   -------------   -------------
Balance, December 31, 2001 ..............................  $   (118)  $          --   $   (91,397)  $       8,231
Warrants issued with convertible notes ..................        --              --            --              7
Compensation expense associated with stock option .......        --              --            --              1
Common stock option repricing ...........................        --              --            --              1
Compensation expense associated with restricted stock ...        --              --            --              5
Common stock issued to executive officers ...............        --              --            --              60
Net income ..............................................        --              --            92              92   $          92
                                                           --------   -------------   -----------   -------------   -------------
Balance, March 31, 2002 .................................  $   (118)  $          --   $   (91,305)  $       8,397   $          92
                                                           ========   =============   ===========   =============   =============

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED
                                                                      ----------------------------
                                                                       MARCH 31,        MARCH 31,
                                                                         2002              2001
                                                                      -----------      -----------
OPERATING ACTIVITIES:
   Net income                                                         $        92      $       244
   Adjustments to reconcile net income to net
       cash provided by operating activities:
   Depreciation and amortization                                               53              427
   Change in allowance for doubtful accounts                                   --              (93)
   Expense of issuances of stock and warrants                                  13               44
   Non cash gains on settlement of liabilities                                (78)              --
   Changes in operating assets and liabilities:
       Trade accounts receivable                                              496            2,117
       Unbilled revenue                                                        --             (286)
       Prepaid expenses and other assets                                      146               27
       Accounts payable                                                      (216)            (695)
       Accrued salaries and other expenses                                   (227)            (524)
       Deferred revenue                                                       (14)              49
       Corporate legacy liabilities                                          (157)              --
       Discontinued operations                                                 --              220
                                                                      -----------      -----------
       Net cash provided by operating activities                              108            1,530

INVESTING ACTIVITIES:
   Payments for acquisitions                                                   --              (56)
   Additions of property and equipment, net of
       disposals                                                               --               (4)
                                                                      -----------      -----------
       Net cash used in investing activities                                   --              (60)

FINANCING ACTIVITIES:
   Net payments under line of credit                                         (181)          (1,260)
                                                                      -----------      -----------
       Net cash used in financing activities                                 (181)          (1,260)

NET INCREASE (DECREASE) IN CASH                                               (73)             210

CASH:
   Beginning of period                                                        185               --
                                                                      -----------      -----------
   End of period                                                      $       112      $       210
                                                                      ===========      ===========


SUPPLEMENTAL DISCLOSURE:
Interest Paid                                                         $        10      $        55

Issuance of common stock at fair value in satisfaction of:
     Severance obligations                                            $        --      $       394
     Prior acquisition                                                $        --      $       892
     Litigation between the Company and various other entities        $        --      $       125
     Accrued bonuses                                                  $        60      $        --

   Noncash issuance of convertible notes at fair value
   associated with interest due on notes payable                      $        22      $        --

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     ($000, EXCEPT SHARE AND PER SHARE DATA)

    1.   BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

    Basic income (loss) per share is based upon weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options, warrants and conversion of notes payable. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Potentially dilutive securities excluded because of their anti-dilutive effect are approximately 6.4 million shares and 2.6 million shares at March 31, 2002 and March 31, 2001, respectively.

    2.   LIQUIDITY AND CREDIT FACILITY

    The Company's liabilities as of March 31, 2002, reflect approximately $2,600 of past-due liabilities, which have been reported as legacy liabilities in the financial statements. Due to our current and foreseeable liquidity issues, we may be unable to make any of these payments in cash. However, of the $2,600, approximately $1,500 belongs to the Company's insolvent subsidiary. Of the remaining $1,100, the Company has entered into agreements, which will further reduce this total by $700 or convert it to stock or long-term notes due in 2005. Excluding the liabilities of the insolvent subsidiary, this leaves approximately $400 of past-due and un-restructured legacy liabilities to be resolved with 7 creditors.

    The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company has experienced a significant decline in available liquidity, which has had an adverse impact on the ability of the Company to meet its immediate and future obligations and could impact the ability of the Company to continue as a going concern. The Company has improved its liquidity by securing private placement financing, by reaching settlement agreements with most of its creditors, and by restructuring its credit facility with Comerica Bank, which matured on January 25, 2002. Since there was an outstanding balance on the line as of January 25, 2002, Comerica declared the Company to be in default under the terms of the agreement. However, Comerica has subsequently agreed to forebear on any actions to collect the outstanding balances and to allow the Company to borrow under the loan until June 30, 2002, subject to certain conditions. Available borrowings under this newly extended arrangement start at 60% of eligible accounts receivables, after reduction for ineligible accounts, with subsequent reductions of 2% each month starting in May 2002. The total borrowing base after reductions for ineligible accounts and the borrowing base percentage is limited to a maximum of $850. Comerica retains the right to decline to make advances at any time during this period. The interest rate on outstanding balances is at Comerica's prime rate (4.75% at March 31, 2002) plus 4% as of January 26, 2002, and increases 1% per month beginning in February 2002. Total eligible accounts receivable as of March 31, 2002 amounted to $1,116.

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

    3.   ACCOUNTS RECEIVABLE

    The majority of the Company's accounts receivables are due from Global 2000, mid-market and public sector clients. Credit is extended based on evaluation of the customers' financial condition and, generally, collateral is not required. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. The estimated losses are based on the aging of our receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

    4.    ACCRUED SALARIES AND OTHER EXPENSES

    Accrued salaries and other expenses consist of the following:

                                                   March 31,     December 31
                                                     2002            2001
                                                   ---------     -----------
  Accrued payroll and payroll taxes............    $     283     $       292
  Accrued professional fees....................          171             270
  Restructuring reserve........................           --             233
  Other accrued expenses.......................          309             356
                                                   ---------     -----------
            Total accrued expenses.............    $     763     $     1,151
                                                   =========     ===========


    5.    CORPORATE LEGACY LIABILITIES

    Corporate Legacy Liabilities consist of non-operating accounts payable that were incurred when the Company had a substantially higher volume of revenue and expense activity and generally relate to liabilities for contracts that were entered into in years prior to 2001. Due to the Company's financial situation, the Company is currently in the process of restructuring these payables by offering a restructuring plan to the creditors. Corporate legacy liabilities are split between the long-term and short-term classifications depending on which option the creditor has accepted.

    Corporate legacy liabilities consist of the following:

                                                           March 31,     December 31,
                                                             2002            2001
                                                           ---------     ------------
    Short-term:
    Restructuring reserve ...............................  $     486     $        486
    Acquisition payable .................................         --              155
    Other non-operating payables ........................        222              230
                                                           ---------     ------------
        Total short-term ................................  $     708     $        871
                                                           ---------     ------------

    Long-term:
    Severance agreement, converted to promissory notes ..  $     175     $        175
    Promissory notes ....................................        175              175
    Other non-operating payables ........................        120              114
                                                           ---------     ------------
    Total long-term .....................................  $     470     $        464
                                                           ---------     ------------

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

    6.   LEGACY LIABILITIES OF INSOLVENT SUBSIDIARY

    Legacy liabilities of insolvent subsidiary relate to amounts owed by one of the Company's subsidiaries, BRBA, Inc ("BRBA"). BRBA ceased operations in the fourth quarter of 2001 and is insolvent. BRBA has one remaining asset of potentially material value, a bankruptcy claim against one of its customers for cancellation of a data processing center agreement. This claim is one of many unsecured claims against BRBA's customer and it is unlikely that the customer will be able to pay more than a small amount, if any, in respect of these claims. The Company has not recorded an asset related to the claim. All of BRBA's assets are collateral for obligations owed to Comerica under the Company's credit facility. As of March 31, 2002 and December 31, 2001, BRBA had liabilities of approximately $8,700, including liabilities of $1,467 reported on the Company's consolidated balance sheet, as well as an inter-company payable to its BrightStar parent, of approximately $7,200. This inter-company payable is eliminated in the consolidation.

    The Office of the Comptroller of Public Accounts in the state of Texas was auditing BRBA for potential sales tax liability for the years ending 1997 through 2000. The Comptroller's office filed a preliminary audit findings report in December 2001, assessing a liability for approximately $7,000, including approximately $2,000 in penalties and interest. The tax assessment was, in effect, based on all of the subsidiary's revenues. This preliminary assessment was prepared by the Comptroller's office without having reviewed all the appropriate documentation. The Company filed a request for re-determination and appeal with the state of Texas on behalf of BRBA. In April 2002, the Company received a re-determination assessment from the Comptroller's office of $500, before penalties and interest. The terms of the assessment call for penalty and interest assessments for any unpaid balance to begin accumulating May 15, 2002. Since BRBA is insolvent and has no ability to pay this assessment, BRBA will not be able to pay this balance on May 15, 2002, when the penalty assessment starts. Therefore management estimates the net BRBA sales tax liability to be approximately $600. This amount is included in the liability account, Legacy Liabilities of Insolvent Subsidiary, as of March 31, 2002.

    7.   INCOME TAXES

    As a result of historical losses, the Company has recorded a valuation allowance to offset all of its net deferred tax assets recorded at March 31, 2002. The valuation allowance relates to deferred tax assets established for net operating loss carryforwards generated through March 31, 2002 and other temporary differences. The Company does not expect to recognize tax benefits on prior or future losses or other temporary differences until such time that it is more likely than not that tax benefits will be realized by the Company.

    8.   STOCK OPTIONS AND STOCK AWARDS

    On February 12, 2002, the compensation committee of the board of directors voted to take actions that resulted in the repricing of approximately 840,000 existing stock options to current employees to a new exercise price of $0.05 per share, which was determined to be the fair market value by the Board of Directors based upon the prior 20-day average closing price. The market close price on February 12, 2002 was $0.07. Since the market closing price was greater than the exercise price of the newly granted options, the difference of $0.02 per share is recorded as unearned compensation on the balance sheet as of March 31, 2002, and is amortized over the remaining vesting period of the repriced options. For the quarter ended March 31, 2002, the Company recorded an expense of $1 for this transaction. In addition, these repriced stock options are accounted for as variable awards, and accordingly, the Company will record any increase of the fair market value of the underlying stock over the market closing price of $0.07 on the day of the repricing as compensation expense in the appropriate quarter.

    The Company also awarded on February 12, 2002 approximately 910,000 new options with respect to active participants under the Company's long-term incentive plans. The exercise price of all affected options is $0.05 per share, which was the fair market value as determined by the Board of Directors based upon the prior 20-day average closing price. The market closing price on February 12, 2002 was $0.07. Since the market closing market price was greater than the exercise price of the newly granted options, the Company recorded compensation expense of $18, which will be amortized monthly over 3 years, the vesting period of the grants. The unamortized portion is recorded as unearned compensation on the balance sheet as of March 31, 2002.

    On February 15, 2002, the compensation committee voted to take actions that resulted in restricted stock awards to Mr. Wagda, the Company's Chief Executive Officer, and Mr. Czaja, the Company's Chief Financial Officer, of 750,000 and 250,000 shares, respectively. In return for the granting of these shares, the stock options previously granted to Mr. Wagda and Mr. Czaja totaling 780,060 and 500,000 options (including 300,000 options granted to Mr. Czaja on February 12, 2002), respectively, were cancelled. The restricted stock grants were issued inside the Company's 1997 and 2000 Long Term Incentive Plans ("the Plans") and vest monthly over a 2-year period. The Company recorded a compensation expense of $60, which is being amortized monthly over 2 years.

    Also on February 15, 2002, the compensation committee voted to issue fully-vested stock outside the Plans to Mr. Wagda and Mr. Czaja of 750,000 and 250,000 shares, respectively, in full satisfaction of cash bonuses awarded for 2001.

    9.    NET INCOME PER SHARE

    The following table sets forth the computation of basis and diluted earnings per share:


                                                                                  March 31,       March 31,
                                                                                    2002             2001
                                                                                 -----------     -----------
             Numerator:
             Income from  operations .......................................     $       140     $       315
                                                                                 ===========     ===========
             Net income ....................................................     $        92     $       244
                                                                                 ===========     ===========

             Numerator for basic earnings per share - income
               available to common stockholders ............................              92             244
             Effect of dilutive securities:
             Series 1 Convertible Subordinated Promissory Notes (1) ........              --              --
                                                                                 -----------     -----------
             Numerator for diluted earnings per share - income
               available to common stockholders after assumed conversions ..     $        92     $       244
                                                                                 ===========     ===========

             Denominator:
             Denominator for basic earnings per share - weighted
               average shares ..............................................      14,242,066      12,724,397
             Effect of dilutive securities:
             Employee stock options (2) ....................................          53,372              --
             Series 1 Convertible Subordinated Promissory Notes (1) ........              --              --
                                                                                 -----------     -----------
             Denominator for diluted earnings per share - adjusted
               weighted-average shares and assumed conversions .............      14,295,438      12,724,397
                                                                                 -----------     -----------

    (1) Diluted EPS for the three-month period ended March 31, 2002 excludes "as converted" treatment of the Series 1 Convertible Subordinated Promissory Notes as their inclusion would be anti-dilutive.

    (2) Diluted EPS for the three-month period ended March 31, 2002 excludes the effect of approximately 600,000 employee stock options as their inclusion would be anti-dilutive.

    10.  LITIGATION

    As of March 31, 2002, two legal claims were pending, both filed in 2001. One legal claim is against our insolvent subsidiary, BRBA, Inc., for facility rents and related costs associated with the early termination of a facility lease. The initial claim resulted in a default judgment in a court order dated December 21, 2001 in favor of the landlord for approximately $48, which was the amount of the rent owed to the landlord as of the court order date, and the landlord has indicated that they will be filing additional suits against BRBA as further rent obligations are not paid. An estimate of this liability of $144 is included in the Company's consolidated balance sheet as Legacy Liabilities of Insolvent Subsidiary. The other legal claim was for amounts received as a so-called preference payment from a former customer who made a bankruptcy filing in 2000. This claim was settled on April 3, 2002 for a cash payment of $5 and a waiver of certain claims whose value was not determined.

    In addition to the litigation noted above, the Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation, in addition to amounts discussed above, will not have a materially adverse effect on the Company's financial condition.

    11.  GOODWILL

    As of January 1, 2002, the Company has adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." Thus, effective January 1, 2002, the Company has ceased amortizing goodwill recorded in past business combinations. SFAS 142 requires the Company to perform a transitional impairment test to determine whether there is an indication that goodwill currently recorded is impaired as of January 1, 2002. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.

    The Company has until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test.

    In the second step, the Company must compare the implied fair value of each reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in a business combination, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations.

    The Company has not completed the first step in the transitional impairment test and has not determined what the effect of adopting SFAS 142 will be on the Company's results of operations. As of January 1, 2002, the Company has $11,648 of net goodwill that is subject to the transitional impairment test.

    The following is the Company's disclosure of what reported net earnings and earnings per share would have been in all periods presented, exclusive of amortization expenses (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized and changes to amortization periods for intangible assets that will continue to be amortized.


                                                        March 31,   March 31,
                                                           2002       2001
                                                        ---------   ---------
    Net earnings as reported........................    $      92   $     244
    Amortization, net of tax........................           --          88
                                                        ---------   ---------
    Adjusted net earnings...........................    $      92   $     322
                                                        ---------   ---------

    Basic earnings per share:
    As reported.....................................    $    0.01   $    0.02
    Change in amortization expense..................           --        0.01
                                                        ---------   ---------
    Adjusted basic earnings per share...............    $    0.01   $    0.03
                                                        ---------   ---------
    Diluted earnings per share:
    As reported.....................................    $    0.01   $    0.02
    Change in amortization expense..................           --        0.01
                                                        ---------   ---------
    Adjusted diluted earnings per share.............    $    0.01   $    0.03
                                                        ---------   ---------


    12.  SIGNIFICANT CUSTOMERS

    For the first quarter of 2002, the Company had three unrelated customers that accounted for approximately 22%, 13% and 12%, respectively, of total revenue. These three customers also accounted for approximately 18%, 5% and 9%, respectively, of the total outstanding accounts receivable balance as of March 31, 2002. The Company did not have any customer, individually or considered as a group under common ownership that accounted for 10% of revenues or accounts receivable as of or for the three-month period ended March 31, 2001.

    13.  RECLASSIFICATIONS

    Certain reclassifications have been made to conform the 2001 financial statement amounts to the 2002 classifications.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    BrightStar Information Technology Group, Inc. (BrightStar or the Company) provides information technology services for its customers. We help companies maximize their competitive advantage through the implementation and /or management of leading edge enterprise level applications, including enterprise resource planning, customer relationship management, and business process management software solutions. BrightStar has established a strong vertical business presence in healthcare, energy, technology, and state and local government. BrightStar has approximately 65 employees and full-time contractors and has its headquarters in the San Francisco Bay Area with field offices in Addison, Texas, and Quincy, Massachusetts.

    We also offer arrangements for companies to outsource their application management. Outsourcing lets companies focus on their core business competencies and gives them a viable alternative to building the internal team required to implement, maintain and enhance today's sophisticated business software applications.

    The Company provides services to its customers for fees that are based on time and material or occasionally, fixed fee contracts. Accordingly, revenue is recognized as consulting services are performed. Deferred revenue primarily represents the excess of amounts billed over the contract amount earned.

    The timing of revenue is difficult to forecast because the Company's sales cycle for certain of its services can be relatively long and is subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles, customers' internal approval processes and general economic conditions. In addition, as is customary in the industry, the Company's engagements are generally terminable without a customer penalty. The Company's revenue and results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including, but not limited to, changes in demand of IT services, the effect of changes in estimates to complete fixed fee contracts; the rate of hiring and the productivity of revenue generating personnel; the availability of qualified IT professionals; the significance of customer engagements commenced and completed during a quarter; the number of business days in the quarter; changes in the relative mix of the Company's services; changes in the pricing of the Company's services; the timing and the rate of entrance into new geographic or IT specialty markets; departures or temporary absences of key revenue-generating personnel; the structure and timing of acquisitions; and general economic factors.

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

    CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Management's Discussion and Analysis of Financial Condition and Results of Operations discusses BrightStar's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

    Goodwill -- Goodwill is the cost in excess of amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill recorded in conjunction with the Founding Companies and all other acquisitions in 1998 is no longer being amortized due to the Company adopting SFAS 142. See note 11 to the condensed financial statements for a detailed explanation on the effect this new pronouncement could have on the Company.

    Income taxes -- The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, the Company has recorded a valuation allowance for deferred taxes as of March 31, 2002. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made.

    RESULTS OF OPERATIONS

    Revenue for the first quarter ended March 31, 2002 decreased from $6.7 million to $2.9 million compared to the first quarter ended March 31, 2001 as a result of a continued reduction in the demand for ERP and CRM consulting services.

    Gross profit as a percentage of revenue for the first quarter ended March 31, 2002 increased from 32% to 33% compared to first quarter ended March 31, 2001 as a result of the reduction in nonbillable resources.

    The Company's reductions in selling, general and administrative expenses are the result of the execution of the turnaround plan, which included reductions in office space, sales personnel and related costs, management overhead and discretionary expenses.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company has experienced a significant decline in available liquidity, which has had an adverse impact on the ability of the Company to meet its immediate and future obligations and could impact the ability of the Company to continue as a going concern. The Company has improved its liquidity by securing private placement financing, by reaching settlement agreements with most of its creditors, and by restructuring its credit facility with Comerica Bank, which matured on January 25, 2002. Since there was an outstanding balance on the line as of January 25, 2002, Comerica declared the Company to be in default under the terms of the agreement. However, Comerica has subsequently agreed to forebear on any actions to collect the outstanding balances and to allow the Company to borrow under the loan until June 30, 2002, subject to certain conditions. Available borrowings under this newly extended arrangement start at 60% of eligible accounts receivables, after reduction for ineligible accounts, with subsequent reductions of 2% each month starting in May 2002. The total borrowing base after reductions for ineligible accounts and the borrowing base percentage is limited to a maximum of $0.85 million. Comerica retains the right to decline to make advances at any time during this period. The interest rate on outstanding balances is at Comerica's prime rate (4.75% at March 31, 2002) plus 4% as of January 26,2002, and increases 1% per month beginning in February 2002. Total eligible accounts receivable as of March 31, 2002 amounted to $1.1 million.

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

                           PART II - OTHER INFORMATION

ITEM 1. Legal proceedings

    Information related to Item 1 is disclosed in Part I Item I (Note 10 to the Condensed Consolidated Financial Statements) and is by the reference incorporated herein.

ITEM 3. Defaults upon Senior Securities

    Information related to Item 3 is disclosed in Part I Item I (Note 2 to the Condensed Consolidated Financial Statements) and is by the reference incorporated herein.

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

    BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: May 15, 2002.                    BY:    /s/ Joseph A. Wagda
                                           -------------------------------------
                                           Joseph A. Wagda
                                           Chairman and Chief
                                           Executive Officer

                                       BY:    /s/ Ken A. Czaja
                                           -------------------------------------
                                           Kenneth A. Czaja
                                           Executive Vice President,
                                           Chief Financial Officer
                                           and Secretary