Form 10-Q
period 2002-06-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2002-08-14
CIK 1050025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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

          The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 13, 2002 was 15,264,288.

                      PART 1, ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                JUNE 30,          DECEMBER 31,
                                                                  2002               2001
                                                              -------------      -------------
ASSETS
CURRENT ASSETS:
   Cash                                                       $         274      $         185
   Trade accounts receivable, net
     of allowance for doubtful accounts
     of  $290 and $300, respectively                                  1,042              1,947
   Income tax receivable                                                 43                105
   Prepaid expenses and other                                           190                286
                                                              -------------      -------------
      Total current assets                                            1,549              2,523

PROPERTY AND EQUIPMENT                                                  427                427
   Less - accumulated depreciation                                     (321)              (256)
                                                              -------------      -------------
   Property and equipment, net                                          106                171

GOODWILL                                                             11,648             11,648

OTHER                                                                    44                 44
                                                              -------------      -------------

TOTAL ASSETS                                                  $      13,347      $      14,386
                                                              =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                             $         280      $         419
   Accounts payable                                                     413                791
   Accrued salaries and other expenses                                  693              1,151
   Corporate legacy liabilities                                         465                871
   Legacy liabilities of insolvent subsidiary                            --              1,467
   Deferred revenue                                                      11                 25
                                                              -------------      -------------
      Total current liabilities                                       1,862              4,724

CONVERTIBLE NOTES PAYABLE, NET                                        1,016                948
CORPORATE LEGACY LIABILITIES - LONG TERM                                682                464
OTHER LIABILITIES                                                        19                 19
COMMITMENTS AND CONTINGENCIES                                            --                 --
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 72,000,000 and
35,000,000 shares authorized in 2002 and 2001,
respectively; 15,264,288 and 13,264,288 shares
issued and outstanding in 2002 and 2001 (excluding
255,000 shares held in treasury), respectively                           16                 14
   Additional paid-in capital                                        99,892             99,732
   Unearned compensation                                                (77)                --
   Treasury stock                                                      (118)              (118)
   Accumulated deficit                                              (89,945)           (91,397)
                                                              -------------      -------------
      Total stockholders' equity                                      9,768              8,231
                                                              -------------      -------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      13,347      $      14,386
                                                              =============      =============

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               ------------------------------      ------------------------------
                                                                 JUNE 30,           JUNE 30,         JUNE 30,          JUNE 30,
                                                                   2002              2001              2002              2001
                                                               ------------      ------------      ------------      ------------
REVENUE                                                        $      2,403      $      5,357      $      5,290      $     12,050

COST OF REVENUE                                                       1,623             3,554             3,570             8,138
                                                               ------------      ------------      ------------      ------------
GROSS PROFIT                                                            780             1,803             1,720             3,912

OPERATING EXPENSES:
  Selling, general and administrative expenses                          817             1,760             1,577             3,127
  Goodwill amortization                                                  --                88                --               176
  Depreciation and amortization                                          24               324                64               663
                                                               ------------      ------------      ------------      ------------
      Total operating expenses                                          841             2,172             1,641             3,966

INCOME (LOSS) FROM OPERATIONS                                           (61)             (369)               79               (54)

OTHER INCOME                                                          1,467                --             1,467                --
INTEREST EXPENSE, net                                                   (46)              (57)              (94)             (128)
                                                               ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                                     1,360              (426)            1,452              (182)

INCOME TAX PROVISION                                                     --                --                --                --
                                                               ------------      ------------      ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                              1,360              (426)            1,452              (182)

DISCONTINUED OPERATIONS:
   Gain on disposal of discontinued operations, net of tax               --                17                --                17
                                                               ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                              $      1,360      $       (409)     $      1,452      $       (165)
                                                               ============      ============      ============      ============

NET INCOME (LOSS) PER SHARE: BASIC
  Continuing operations                                        $       0.09      $      (0.03)     $       0.10      $      (0.01)
  Discontinued operations                                                --              0.00                --              0.00
                                                               ------------      ------------      ------------      ------------
    Net loss per share                                         $       0.09      $      (0.03)     $       0.10      $      (0.01)
                                                               ============      ============      ============      ============

NET INCOME (LOSS) PER SHARE: DILUTED
  Continuing operations                                        $       0.09      $      (0.03)     $       0.10      $      (0.01)
  Discontinued operations                                                --              0.00                --              0.00
                                                               ------------      ------------      ------------      ------------
    Net loss per share                                         $       0.09      $      (0.03)     $       0.10      $      (0.01)
                                                               ============      ============      ============      ============

AVERAGE SHARES OUTSTANDING: BASIC                                15,264,288        13,423,117        14,756,001        13,075,687
                                                               ------------      ------------      ------------      ------------
AVERAGE SHARES OUTSTANDING: DILUTED                              15,919,837        13,423,117        15,209,360        13,075,687
                                                               ------------      ------------      ------------      ------------

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         ($000'S, EXCEPT PER SHARE DATA)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002


                                                               COMMON STOCK
                                                       ----------------------------   ADDITIONAL       COMMON        UNEARNED
                                                           SHARES         AMOUNT    PAID-IN-CAPITAL STOCK PAYABLE  COMPENSATION
                                                       -------------  ------------- --------------- -------------  -------------
Balance, December 31, 2001 ............................   13,264,288  $          14  $      99,732  $          --  $          --
Warrants issued with convertible notes ................           --             --              7             --             --
Compensation expense associated with stock options ....           --             --             18             --            (17)
Common stock option repricing .........................           --             --             17             --            (16)
Compensation expense associated with restricted stock .    1,000,000              1             59             --            (55)
Amortization of unearned compensation .................           --             --             --             --             11
Common stock issued to executive officers .............    1,000,000              1             59             --             --
Net income ............................................           --             --             --             --             --
                                                       -------------  -------------  -------------  -------------  -------------
Balance, June 30, 2002 ................................   15,264,288  $          16  $      99,892  $          --  $         (77)
                                                       =============  =============  =============  =============  =============

                                                                        Accumulated
                                                                           Other                        Total
                                                           Treasury    Comprehensive   Accumulated  Stockholders'   Comprehensive
                                                            Stock       Income (Loss)    Deficit        Equity      Income (Loss)
                                                         ------------   ------------  ------------   ------------   ------------
Balance, December 31, 2001 ............................  $       (118)  $         --  $    (91,397)  $      8,231
Warrants issued with convertible notes ................            --             --            --              7
Compensation expense associated with stock option .....            --             --            --              1
Common stock option repricing .........................            --             --            --              1
Compensation expense associated with restricted stock .            --             --            --              5
Amortization of unearned compensation .................            --             --            --             11
Common stock issued to executive officers .............            --             --            --             60
Net income ............................................            --             --         1,452          1,452   $      1,452
                                                         ------------   ------------  ------------   ------------   ------------
Balance, June 30, 2002 ................................  $       (118)  $         --  $    (89,945)  $      9,768   $      1,452
                                                         ============   ============  ============   ============   ============



See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                      SIX MONTHS ENDED
                                                                ---------------------------
                                                                  JUNE 30,       JUNE 30,
                                                                   2002            2001
                                                                ------------   ------------
OPERATING ACTIVITIES:
   Net income (loss)                                            $      1,452   $       (165)
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
   Depreciation and amortization                                          88            839
   Change in allowance for doubtful accounts                             (10)           (80)
   Compensation expense on issuance of common stock                       --             74
   Compensation expense on issuance of common stock
        options and warrants                                              24             --
   Non cash gains on settlement of liabilities and
     deconsolidation of subsidiary                                    (1,563)            --
   Changes in operating assets and liabilities:
       Trade accounts receivable                                         915          3,168
       Unbilled revenue                                                   --           (419)
       Income tax receivable                                              62             --
       Prepaid expenses and other assets                                  96           (118)
       Accounts payable                                                 (378)          (703)
       Accrued salaries and other expenses                              (274)          (611)
       Deferred revenue                                                  (14)           (45)
       Corporate legacy liabilities                                     (170)          (161)
       Discontinued operations                                            --            336
                                                                ------------   ------------
       Net cash provided by operating activities                         228          2,115

INVESTING ACTIVITIES:
   Additions of property and equipment, net of disposals                  --             (7)
                                                                ------------   ------------
       Net cash used in investing activities                              --             (7)

FINANCING ACTIVITIES:
   Net payments under line of credit                                    (139)        (1,976)
                                                                ------------   ------------
       Net cash used in financing activities                            (139)        (1,976)

NET INCREASE IN CASH                                                      89            132

CASH:
   Beginning of period                                                   185             --
                                                                ------------   ------------
   End of period                                                $        274   $        132
                                                                ============   ============


SUPPLEMENTAL DISCLOSURE:
Interest Paid                                                   $         10   $         55

Issuance of common stock at fair value in satisfaction of:
     Severance obligations                                      $         --   $        394
     Prior acquisition                                          $         --   $        893
     Litigation between the Company and various other entities  $         --   $        125
     Obligations under various rights agreements                $         --   $         49
     Accrued bonuses                                            $         60   $         --

   Noncash issuance of convertible notes at fair value
   associated with interest due on notes payable                $         45   $         --

   Noncash issuance of convertible notes at fair value
   associated with short-term corporate legacy liabilities      $        211   $         --



See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     ($000, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options, warrants and conversion of notes payable. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Potentially dilutive securities excluded because of their anti-dilutive effect are approximately 6.5 million shares and 2.6 million shares for the periods ended June 30, 2002 and June 30, 2001, respectively.

In April 2002 Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," was issued. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64 related to classification of gains and losses on debt extinguishments such that most debt extinguishment gains and losses will no longer be classified as extraordinary items. The Company adopted the provisions of SFAS No. 145 effective January 1, 2002, and accordingly, the $1,467 gain resulting from the Chapter 7 liquidation filing and deconsolidation of the Company's former subsidiary, BRBA, Inc. (See Note 6) is reported as Other Income for the three and six months ended June 30, 2002.

2. LIQUIDITY AND CREDIT FACILITY

The Company's liabilities as of June 30, 2002, reflect approximately $1,147 of past-due liabilities, which have been reported as legacy liabilities in the financial statements. Due to our current and foreseeable liquidity issues, we may be unable to make any of these payments in cash. Of the $1,147, the Company has entered into agreements, which will further reduce this total by $1,012 or convert it to stock or long-term notes due in 2005. This leaves approximately $135 of past-due and un-restructured legacy liabilities to be resolved with 6 creditors.

The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company has experienced a significant decline in available liquidity, which has had an adverse impact on the ability of the Company to meet its immediate and future obligations and could impact the ability of the Company to continue as a going concern. The Company has improved its liquidity by securing private placement financing, by reaching settlement agreements with most of its legacy creditors, and by restructuring its credit facility with Comerica Bank, which matured on January 25, 2002. Since there was an outstanding balance on the line as of January 25, 2002, Comerica declared the Company to be in default under the terms of the agreement. However, Comerica has subsequently agreed to forebear on any actions to collect the outstanding balances and to allow the Company to borrow under the loan until June 30, 2002, which was subsequently extended to September 30, 2002. Under the extended arrangement that started on January 25, 2002, available borrowings began at 60% of eligible accounts receivables, after reduction for ineligible accounts, with subsequent reductions of

2% each month starting in May 2002. The total borrowing base after reductions for ineligible accounts and the borrowing base percentage is limited to a maximum of $850 as of June 30, 2002 and subsequently reduced to $550 during the extension period after June 30, 2002. Total eligible accounts receivable, after reductions for ineligible accounts, as of June 30, 2002 amounted to $706. Comerica retains the right to decline to make advances at any time during this period. The interest rate on outstanding balances is at Comerica's prime rate (4.75% at June 30, 2002) plus 9% as of June 30, 2002, and continues to increase 1% per month.

Under present circumstances, including the continued forbearance of Comerica Bank, the Company believes it has sufficient cash resources to meet its operating requirements at least through the end of the third quarter of 2002. For the remainder of 2002, the Company believes that the planned results from operations when combined with proceeds from additional structured financing, if obtained, restructuring of its remaining past-due liabilities or continued forbearance of its creditors, including Comerica, and replacement of its Comerica credit facility, would be adequate to fund its operations. However, there can be no assurance that the Company's efforts to increase revenue and reduce operating costs will result in operating profits or positive cash flows from operations, that the Company's collection efforts with respect to its accounts receivable will be successful, that the Company will be able to obtain new financing on terms acceptable to the Company or at all, that the Company's remaining creditors, including Comerica, will continue to forbear or will accept restructuring of the amounts owed to them, or that the Comerica Bank credit facility can be replaced on a timely basis or at all.

3. ACCOUNTS RECEIVABLE

The majority of the Company's accounts receivables are due from Global 2000, mid-market and public sector clients. Credit is extended based on evaluation of the customers' financial condition and, generally, collateral is not required. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. The estimated losses are based on the aging of our receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

4. ACCRUED SALARIES AND OTHER EXPENSES

Accrued salaries and other expenses consist of the following:

                                                                      June 30,      December 31
                                                                        2002            2001
                                                                   -------------   -------------
                             Accrued payroll and payroll taxes .   $         222   $         292
                             Accrued professional fees .........             168             270
                             Restructuring reserve .............              --             233
                             Other accrued expenses ............             303             356
                                                                   -------------   -------------
                                       Total accrued expenses ..   $         693   $       1,151
                                                                   =============   =============

5. CORPORATE LEGACY LIABILITIES

    Corporate Legacy Liabilities consist of non-operating accounts payable that were incurred when the Company had a substantially higher volume of revenue and expense activity and mostly relate to liabilities for contracts that were entered into in years prior to 2001. Due to the Company's financial situation, the Company is currently in the process of restructuring these payables by offering a restructuring plan to the creditors. Corporate legacy liabilities are split between the long-term and short-term classifications depending on which option the creditor has accepted.

    Corporate legacy liabilities consist of the following:

                                                         June 30,       December 31,
                                                       -------------   -------------
                                                           2002            2001
                                                       -------------   -------------
                      Short-term:
                      Restructuring reserve ........   $         270   $         486
                      Acquisition payable ..........              --             155
                      Other non-operating payables .             195             230
                                                       -------------   -------------
                          Total short-term .........   $         465   $         871
                                                       -------------   -------------

                      Long-term:
                      Severance agreement, converted to promissory notes .   $         175   $         175
                      Promissory notes ...................................             507             175
                      Other non-operating payables .......................              --             114
                                                                             -------------   -------------
                      Total long-term ....................................   $         682   $         464
                                                                             -------------   -------------

Promissory notes were issued in conjunction with the Company's restructuring of the legacy liabilities. The notes are unsecured long-term notes that accrue interest at 6.5% per annum. Principal and interest are due on January 3, 2005. In the chart above, these notes are considered to be long-term liabilities. In addition, as of June 30, 2002, 70% of the amount due legacy liability creditors who elected to receive such a promissory note under certain conditions is also classified as a long-term liability. All other amounts due legacy liability creditors, including, as of June 30, 2002, 30% of the amount due those legacy liability creditors who elected to receive promissory notes under certain conditions, are classified as short-term liabilities.

6. LEGACY LIABILITIES OF INSOLVENT SUBSIDIARY AND DECONSOLIDATION

Legacy liabilities of insolvent subsidiary relate to amounts owed by one of the Company's subsidiaries, BRBA, Inc ("BRBA"). BRBA ceased operations in the fourth quarter of 2001 and is insolvent. All of BRBA's assets are collateral for obligations owed to Comerica under the Company's credit facility.

On June 28, 2002 BRBA filed for liquidation under Chapter 7 of the bankruptcy code and we no longer control BRBA. As a result we have not consolidated BRBA since the bankruptcy filing date. This resulted in the Company recording a gain of $1,467 during the three months ended June 30, 2002, which is included in Other Income on the Statement of Operations, representing the elimination of the net liabilities of BRBA at the filing date.

7. INCOME TAXES

As a result of historical losses, the Company has recorded a valuation allowance to offset all of its net deferred tax assets recorded at June 30, 2002. The valuation allowance relates to deferred tax assets established for net operating loss carryforwards generated through June 30, 2002 and other temporary differences. The Company does not expect to recognize tax benefits on prior or future losses or other temporary differences until such time that it is more likely than not that tax benefits will be realized by the Company.

8. STOCK OPTIONS AND STOCK AWARDS

On February 12, 2002, the compensation committee of the board of directors voted to take actions that resulted in the repricing of approximately 840,000 existing stock options to current employees to a new exercise price of $0.05 per share, which was determined to be the fair market value by the Board of Directors based upon the prior 20-day average closing price. The market close price on February 12, 2002 was $0.07. Since the market closing price was greater than the exercise price of the newly granted options, the difference of $0.02 per share, approximately $17, is recorded as unearned compensation and will be recognized over the remaining vesting period of the repriced options. These repriced stock options are accounted for as variable awards, and accordingly, the Company will record any increase of the fair market value of the underlying stock over the market closing price of $0.07 on the day of the repricing as compensation expense in the appropriate quarter. For the quarter ended June 30, 2002, the closing stock price was $0.07, and therefore no compensation expense was recorded in the second quarter for these variable awards.

The Company also awarded on February 12, 2002 approximately 910,000 new options with respect to active participants under the Company's long-term incentive plans. The exercise price of all affected options is $0.05 per share, which was the fair market value as determined by the Board of Directors based upon the prior 20-day average closing price. The market closing price on February 12, 2002 was $0.07. Since the market closing market price was greater than the exercise price of the newly granted options, the Company recorded compensation expense of $18, which will be amortized monthly over 3 years, the vesting period of the grants. The unamortized portion is recorded as unearned compensation on the balance sheet as of June 30, 2002. For the quarter ended June 30, 2002, the Company recorded a total of $4 as an expense for the repricing and granting of new stock options.

On February 15, 2002, the compensation committee voted to take actions that resulted in restricted stock awards to Mr. Wagda, the Company's Chief Executive Officer, and Mr. Czaja, the Company's Chief Financial Officer, of 750,000 and 250,000 shares, respectively. In return for the granting of these shares, the stock options previously granted to Mr. Wagda and Mr. Czaja totaling

780,060 and 500,000 options (including 300,000 options granted to Mr. Czaja on February 12, 2002), respectively, were cancelled. The restricted stock grants were issued inside the Company's 1997 and 2000 Long Term Incentive Plans ("the Plans") and vest monthly over a 2-year period. The Company recorded a compensation expense of $60, which is being amortized monthly over 2 years. For the quarter ended June 30, 2002, the Company recorded an expense of $7 for this transaction.

9. EARNINGS PER SHARE

    The following table sets forth the computation of basis and diluted earnings per share:

                                                                                 Three months ended           Six months ended
                                                                                 June 30,      June 30,    June 30,      June 30,
                                                                                  2002         2001          2002         2001
                                                                              ------------ ------------  ------------ ------------
       Numerator:
       Income (loss) from continuing operations ............................. $      1,360 $       (426) $      1,452 $       (182)
                                                                              ============ ============  ============ ============
       Net income (loss) .................................................... $      1,360 $       (409) $      1,452 $       (165)
                                                                              ============ ============  ============ ============

       Numerator for basic earnings per share - income (loss)
         available to common stockholders ...................................        1,360         (409)        1,452         (165)
       Effect of dilutive securities:
       Series 1 Convertible Subordinated Promissory Notes (1) ...............           --           --            --           --
                                                                              ------------ ------------  ------------ ------------
       Numerator for diluted earnings per share - income
         available to common stockholders after assumed conversions ......... $      1,360 $       (409) $      1,452 $       (165)
                                                                              ============ ============  ============ ============

       Denominator:
       Denominator for basic earnings per share - weighted average shares ...   15,264,288   13,423,117    14,756,001   13,075,687
       Effect of dilutive securities:
       Employee stock options (2) ...........................................      655,549           --       453,359           --
       Series 1 Convertible Subordinated Promissory Notes (1) ...............           --           --            --           --
                                                                              ------------ ------------  ------------ ------------
       Denominator for diluted earnings per share - adjusted weighted-
          average shares and assumed conversions ............................   15,919,837   13,423,117    15,209,360   13,075,687
                                                                              ------------ ------------  ------------ ------------

(1) Diluted EPS for the three and six-month periods ended June 30, 2002 excludes "as converted" treatment of the Series 1 Convertible Subordinated Promissory Notes as their inclusion would be anti-dilutive.

(2) Diluted EPS for the three and six-month periods ended June 30, 2002 excludes the effect of approximately 450,000 employee stock options as their inclusion would be anti-dilutive.

10. LITIGATION AND OTHER SIGNIFICANT CLAIMS

As of March 31, 2002, two legal claims were pending, both filed in 2001. One legal claim is against our insolvent subsidiary, BRBA, Inc., for facility rents and related costs associated with the early termination of a facility lease. An estimate of this liability of $144 was included in the Company's consolidated balance sheet as Legacy Liabilities of Insolvent Subsidiary as of March 31, 2002. The legal claim was taken off the consolidated balance sheet as of June 30, 2002, based on the filing for liquidation of BRBA on June 28, 2002 resulting in the removal of BRBA assets and liabilities from the Company's consolidated financial statements, including the $144 accrual. The other legal claim was for amounts received as a so-called preference payment from a former customer who made a bankruptcy filing in 2000. This claim was settled on April 3, 2002 for a cash payment of $5 and a waiver of certain claims whose value was not determined.

During the second quarter of 2002, two new legal claims were filed against the Company. One was a claim for approximately $400 for an office lease vacated by BRBA. The Company and its subsidiary, BrightStar Information Technology Services, Inc., were named in the lawsuit as alleged successors in interest to BRBA. The Company and its subsidiary will defend vigorously against this claim, believe this suit is without merit. The second claim was for non-payment of a promissory note against BRBA for approximately $40. The Company was also named as a defendant in this claim. This claim was a liability of BRBA and was subsequently eliminated from the Company's consolidated balance sheet via the deconsolidation of BRBA. The Company was able to settle with the Plaintiff to remove itself from the lawsuit.

The Company received a letter in July 2002 demanding payment of $355 to the bankruptcy estate of a former customer of BRBA on the grounds that the Company received preference payments from the customer during the 90-day period prior to customer's filing for bankruptcy in May 2001. The customer's bankruptcy estate has been informed that any such claim, if appropriate, should be made against the bankruptcy estate of BRBA. The Company believes it has no liability in connection with this matter.

In addition to the matters noted above, the Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation, in addition to amounts discussed above, will not have a materially adverse effect on the Company's financial condition.

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

                                                            Three months ended    Six months ended
                                                             June 30, June 30,   June 30,  June 30,
                                                               2002      2001       2002      2001
                                                            --------- ---------  --------- ---------
                      Net earnings as reported ............ $   1,360 $    (409) $   1,452 $    (165)
                      Amortization, net of tax ............        --        88         --       176
                                                            --------- ---------  --------- ---------
                      Adjusted net earnings ............... $   1,360 $    (321)    $1,452 $      11
                                                            --------- ---------  --------- ---------

                      Basic earnings per share:
                      As reported ......................... $    0.09 $   (0.03) $    0.10 $   (0.01)
                      Change in amortization expense ......        --      0.01         --      0.01
                                                            --------- ---------  --------- ---------
                      Adjusted basic earnings per share ... $    0.09 $   (0.02) $    0.10 $    0.00
                                                            --------- ---------  --------- ---------

                      Diluted earnings per share:
                      As reported ......................... $    0.09 $   (0.03) $    0.10 $   (0.01)
                      Change in amortization expense ......        --      0.01         --      0.01
                                                            --------- ---------  --------- ---------
                      Adjusted diluted earnings per share . $    0.09 $   (0.02) $    0.10 $    0.00
                                                            --------- ---------  --------- ---------

The Company completed the first step of the transitional impairment test required by SFAS No. 142 during the quarter ended June 30, 2002. The Company consists of a single reporting unit. Therefore, this step required the Company to assess the fair value of the Company and compare that value to its shareholders' equity. In determining fair value, the Company considered the guidance in SFAS No. 142, including the Company's market capitalization, control premiums, discounted cash flows and other indicators of fair value. Based on this analysis, goodwill recorded as of January 1, 2002 in the amount of $11,648 is impaired.

The Company is in the process of completing the second step of the transitional impairment analysis. This step requires the Company to compare, using January 1, 2002 amounts, the implied fair value of the recorded goodwill, determined in a manner similar to a purchase price allocation in a business combination, to the carrying amount of the goodwill. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's statements of operations. Based on the carrying value of the goodwill at January 1, 2002, the transitional cumulative effect adjustment could amount to a maximum of $11,648.

12. SIGNIFICANT CUSTOMERS

For the second quarter of 2002, the Company had three unrelated customers that accounted for approximately 30%, 29% and 8%, respectively, of total revenue. Also, for the first half of 2002, these three customers accounted for approximately 27%, 22% and

10%, respectively, of the total revenue. These three customers also accounted for approximately 17%, 24% and 13%, respectively, of the Company's total outstanding accounts receivable balance as of June 30, 2002.

For the second quarter of 2001, the Company had two unrelated customers that accounted for approximately 19% and 13%, respectively, of the total revenue. Also, for the first half of 2001, the Company had two unrelated customers that accounted for approximately 18% and 11%, respectively, of the total revenue. These two customers also accounted for approximately 21% and 10%, respectively, of the Company's total outstanding accounts receivable balance as of June 30, 2001.

13. RECLASSIFICATIONS

Certain reclassifications have been made to conform the 2001 financial statement amounts to the 2002 classifications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BrightStar Information Technology Group, Inc. (BrightStar or the Company) provides information technology services for its customers. We help companies maximize their competitive advantage through the implementation and /or management of leading edge enterprise level applications, including enterprise resource planning, customer relationship management, and business process management, and, most recently, financial services software solutions. BrightStar has established a vertical business presence in healthcare, energy, technology, and state and local government. BrightStar has approximately 62 employees and contractors and has its headquarters in the San Francisco Bay Area with field offices in Addison, Texas, and Quincy, Massachusetts.

The Company provides services to its customers for fees that are based on time and material or occasionally, fixed fee contracts. Accordingly, revenue is recognized as consulting services are performed. Deferred revenue primarily represents the excess of amounts billed over the contract amount earned.

The timing of revenue is difficult to forecast because the Company's sales cycle can be relatively long and is subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles, customers' internal approval processes and general economic conditions. In addition, as is customary in the industry, the Company's engagements are generally terminable without a customer penalty. The Company's revenue and results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including, but not limited to, changes in demand of IT services, the effect of changes in estimates to complete fixed fee contracts; the rate of hiring and the productivity of revenue generating personnel; the availability of qualified IT professionals; the significance of customer engagements commenced and completed during a quarter; the number of business days in the quarter; changes in the relative mix of the Company's services; changes in the pricing of the Company's services; the timing and the rate of entrance into new geographic or IT specialty markets; departures or temporary absences of key revenue-generating personnel; the structure and timing of acquisitions; and general economic factors.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses BrightStar's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill -- Goodwill is the cost in excess of amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is no longer being amortized due to the Company adopting SFAS 142 on January 1, 2002. See note 11 to the condensed financial statements for a detailed explanation on the effect this new pronouncement could have on the Company.

Income taxes -- The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, the Company has recorded a valuation allowance for deferred taxes as of June 30, 2002. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made.

RESULTS OF OPERATIONS

Revenue for the second quarter and the first half of 2002 decreased from $5.4 million to $2.4 million and from $12.1 million to $5.3 million or 55.6% and 56.2%, respectively, compared to the second quarter and first half of 2001 as a result of continued reduction in the demand for ERP and CRM consulting and implementation services.

Gross profit as a percentage of revenue for the second quarter and the first half of 2002 decreased from 33.7% to 32.5% and remained consistent at 32.5%, respectively, compared to second quarter and first half of 2001. The quarterly year over year decline can be attributable to pricing pressures and project mix.

The Company's reductions in selling, general and administrative expenses are the result of the execution of the turnaround plan, which included reductions in office space, sales personnel and related costs, management overhead and discretionary expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company has experienced a significant decline in available liquidity, which has had an adverse impact on the ability of the Company to meet its immediate and future obligations and could impact the ability of the Company to continue as a going concern. The Company has improved its liquidity by securing private placement financing, by reaching settlement agreements with most of its legacy creditors, and by restructuring its credit facility with Comerica Bank, which matured on January 25, 2002. Since there was an outstanding balance on the line as of January 25, 2002, Comerica declared the Company to be in default under the terms of the agreement. However, Comerica has subsequently agreed to forebear on any actions to collect the outstanding balances and to allow the Company to borrow under the loan until June 30, 2002, which was subsequently extended to September 30, 2002. Under the extended arrangement that started on January 25, 2002, available borrowings began at 60% of eligible accounts receivables, after reduction for ineligible accounts, with subsequent reductions of 2% each month starting in May 2002. The total borrowing base after reductions for ineligible accounts and the borrowing base percentage is limited to a maximum of $0.85 million as of June 30, 2002 and subsequently reduced to $0.55 million during the extension period after June 30, 2002. Comerica retains the right to decline to make advances at any time during this period. The interest rate on outstanding balances is at Comerica's prime rate (4.75% at June 30, 2002) plus 9% as of June 30, 2002, and continues to increase 1% per month. Total eligible accounts receivable, after reductions for ineligible accounts, as of June 30, 2002 amounted to $0.7 million.

    Under present circumstances including the continued forbearance of Comerica Bank, the Company believes it has sufficient cash resources to meet its operating requirements at least through the end of the third quarter of 2002. For the remainder of 2002, the Company believes that the planned results from operations when combined with proceeds from additional structured financing, if obtained, restructuring of its remaining past-due liabilities or continued forbearance of its creditors, including Comerica, and replacement of its Comerica credit facility, would be adequate to fund its operations. However, there can be no assurance that the Company's efforts to increase revenue and reduce operating costs will result in operating profits or positive cash flows from operations, that the Company's collection efforts with respect to its accounts receivable will be successful, that the Company will be able to obtain new financing on terms acceptable to the Company or at all, that the Company's remaining creditors, including Comerica, will continue to forbear or will accept restructuring of the amounts owed to them, or that the Comerica Bank credit facility can be replaced on a timely basis or at all.

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

    (a) The Annual Meeting of Stockholders of the Company was held on June 18, 2002.

    (b) The following directors were elected at the Annual Meeting of
        Stockholders:

                                Joseph A. Wagda
                                W. Barry Zwahlen
                                Jennifer Barrett
                                Thomas A. Hudgins

     (c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:

                  Name                      For               Against           Votes Abstained
                  ----                      ---               -------           ---------------
                  Joseph A. Wagda       11,149,982            640,950                 --
                  W. Barry Zwahlen      11,154,982            635,950                 --
                  Jennifer Barrett      11,154,982            635,950                 --
                  Thomas A. Hudgins     11,154,982            635,950                 --

         2. Set forth below is the tabulation of the votes for the proposal to ratify Grant Thornton LLP as the Company's independent accountant for the fiscal year ending December 31, 2002:

                                    For                             11,645,552
                                    Against                            120,035
                                    Abstained and unvoted               25,345

         3. Set forth below is the tabulation of the votes for the proposal to approve an amendment of the Company's 2000 Long-Term Incentive Plan to increase the number of shares issuable thereunder by 2,000,000:

                                    For                              3,936,289
                                    Against                            822,162
                                    Abstained                           29,245
                                    Unvoted                          7,003,236

         4. Set forth below is the tabulation of the votes for the proposal to amend the Company's 2000 Long-Term Incentive Plan to increase the maximum limit that any Grantee in any calendar year can receive under the plan from no more than 200,000 to 1,000,000 options:

                                    For                             10,947,652
                                    Against                            821,135
                                    Abstained                           22,145

         5. Set forth below is the tabulation of the votes for the proposal to amend the Company's Certificate of Incorporation to (i) increase the number of shares of all classes of stock that the Company is authorized to issue from 38,000,000 to 75,000,000 and (ii) to designate all 37,000,000 of additional authorized shares as Common Stock:

                                    For                             10,978,077
                                    Against                            790,560
                                    Abstained                           22,295

ITEM 6. Exhibits and reports on Form 8-K

(a) Exhibits

    99.1 - Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                   BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: August 14, 2002.             BY: /s/ Joseph A. Wagda
                                      -----------------------------------------
                                           Joseph A. Wagda
                                           Chairman and Chief
                                           Executive Officer

                                   BY: /s/ Kenneth A. Czaja
                                      -----------------------------------------
                                           Kenneth A. Czaja
                                           Executive Vice President, Chief
                                           Financial Officer and Secretary

                               INDEX TO EXHIBITS

   EXHIBIT
   NUMBER   DESCRIPTION
   -------  -----------
    99.1 -  Certification of Principal Executive Officer and Principal Financial
            Officer Pursuant to 18 U.S.C. Section 1350