Form 10-Q
period 2002-09-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2002-11-14
CIK 1050025

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 13, 2002 was 15,284,288.

                      PART 1, ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                    SEPTEMBER 30,        DECEMBER 31,
                                                        2002                 2001
                                                   ---------------      ---------------
ASSETS
CURRENT ASSETS:
   Cash                                            $           254      $           185
   Trade accounts receivable, net
     of allowance for doubtful accounts
     of  $160 and $300, respectively                           950                1,947
   Income tax receivable                                       130                  105
   Prepaid expenses and other                                  223                  286
                                                   ---------------      ---------------
      Total current assets                                   1,557                2,523

PROPERTY AND EQUIPMENT                                         432                  427
   Less - accumulated depreciation                            (343)                (256)
                                                   ---------------      ---------------
   Property and equipment, net                                  89                  171

GOODWILL                                                    11,648               11,648

OTHER                                                           46                   44
                                                   ---------------      ---------------

TOTAL ASSETS                                       $        13,340      $        14,386
                                                   ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Line of credit                                  $           137      $           419
   Accounts payable                                            341                  791
   Accrued salaries and other expenses                         532                1,129
   Corporate legacy liabilities                                200                  871
   Legacy liabilities of insolvent subsidiary                   --                1,467
   Deferred revenue                                             11                   25
                                                   ---------------      ---------------
      Total current liabilities                              1,221                4,702

CONVERTIBLE NOTES PAYABLE, NET                               1,051                  948
CORPORATE LEGACY LIABILITIES - LONG TERM                       682                  464
OTHER LIABILITIES                                               59                   41
COMMITMENTS AND CONTINGENCIES                                   --                   --
STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 72,000,000 and
35,000,000 shares authorized in 2002 and 2001,
respectively; 15,284,288 and 13,264,288 shares
issued and outstanding in 2002 and 2001
(excluding 255,000 shares held in treasury),
respectively                                                    16                   14
   Additional paid-in capital                               99,902               99,732
   Unearned compensation                                       (66)                  --
   Treasury stock                                             (118)                (118)
   Accumulated deficit                                     (89,407)             (91,397)
                                                   ---------------      ---------------
      Total stockholders' equity                            10,327                8,231
                                                   ---------------      ---------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $        13,340      $        14,386
                                                   ===============      ===============


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      ---------------------------------   ---------------------------------
                                                       SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,    SEPTEMBER 30,
                                                          2002               2001                2002             2001
                                                      --------------    --------------    --------------    --------------
REVENUE                                               $        2,221    $        4,036    $        7,511    $       16,086

COST OF REVENUE                                                1,482             2,979             5,052            11,117
                                                      --------------    --------------    --------------    --------------
GROSS PROFIT                                                     739             1,057             2,459             4,969

OPERATING EXPENSES:
  Selling, general and administrative expenses                   659             1,454             2,236             4,581
  Settlements of accrued liabilities                            (128)               --              (128)               --
  Restructuring charge                                            --               334                --               334
  Goodwill amortization                                           --                88                --               264
  Depreciation and amortization                                   22               314                86               977
                                                      --------------    --------------    --------------    --------------
      Total operating expenses                                   553             2,190             2,194             6,156

INCOME (LOSS) FROM OPERATIONS                                    186            (1,133)              265            (1,187)

OTHER INCOME                                                     267                --             1,734                --
INTEREST EXPENSE, net                                            (45)              (62)             (139)             (190)
                                                      --------------    --------------    --------------    --------------
INCOME (LOSS) BEFORE INCOME TAXES                                408            (1,195)            1,860            (1,377)


INCOME TAX PROVISION (BENEFIT)                                  (130)               --              (130)               --
                                                      --------------    --------------    --------------    --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                         538            (1,195)            1,990            (1,377)

DISCONTINUED OPERATIONS:
   Gain on disposal of discontinued operations,
     net of tax                                                   --                --                --                17
                                                      --------------    --------------    --------------    --------------


NET INCOME (LOSS)                                     $          538    $       (1,195)   $        1,990    $       (1,360)
                                                      ==============    ==============    ==============    ==============

NET INCOME (LOSS) PER SHARE: BASIC
  Continuing operations                               $         0.04    $        (0.09)   $         0.13    $        (0.10)
  Discontinued operations                                         --                --                --                --
                                                      --------------    --------------    --------------    --------------
    Net income (loss) per share                       $         0.04    $        (0.09)   $         0.13    $        (0.10)
                                                      ==============    ==============    ==============    ==============

NET INCOME (LOSS) PER SHARE: DILUTED
  Continuing operations                               $         0.04    $        (0.09)   $         0.13    $        (0.10)
  Discontinued operations                                         --                --                --                --
                                                      --------------    --------------    --------------    --------------
    Net income (loss) per share                       $         0.04    $        (0.09)   $         0.13    $        (0.10)
                                                      ==============    ==============    ==============    ==============

AVERAGE SHARES OUTSTANDING: BASIC                         15,277,331        13,519,288        14,931,687        13,225,179
                                                      --------------    --------------    --------------    --------------
AVERAGE SHARES OUTSTANDING: DILUTED                       15,277,331        13,519,288        15,138,965        13,225,179
                                                      --------------    --------------    --------------    --------------

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         ($000'S, EXCEPT PER SHARE DATA)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002



                                                        COMMON STOCK
                                                    ---------------------     ADDITIONAL        COMMON         UNEARNED
                                                       SHARES     AMOUNT    PAID-IN-CAPITAL  STOCK PAYABLE   COMPENSATION
                                                    ------------  -------   ---------------  -------------   ------------
Balance, December 31, 2001                           13,264,288   $    14   $        99,732   $         --   $         --
Warrants issued with convertible notes                       --        --                 7             --             --
Compensation expense associated with stock options           --        --                18             --            (17)
Common stock option repricing                                --        --                17             --            (16)
Compensation  expense  associated  with restricted
  stock                                               1,000,000         1                59             --            (55)
Amortization of unearned compensation                        --        --                --             --             22
Common stock issued to executive officers             1,000,000         1                59             --             --
Common stock issued in settlement of legacy
  liabilities                                            20,000        --                10             --             --
Net income                                                   --        --                --             --             --
                                                     ----------   -------   ---------------   ------------   ------------
Balance, September 30, 2002                          15,284,288   $    16   $        99,902   $         --   $        (66)
                                                     ==========   =======   ===============   ============   ============


                                                                  Accumulated
                                                                     Other                          Total
                                                    Treasury     Comprehensive   Accumulated     Stockholders'   Comprehensive
                                                      Stock      Income (Loss)     Deficit          Equity       Income (Loss)
                                                    ---------    -------------   ------------    -------------   -------------
Balance, December 31, 2001                          $    (118)   $          --   $    (91,397)   $      8,231
Warrants issued with convertible notes                     --               --             --               7
Compensation expense associated with stock option          --               --             --               1
Common stock option repricing                              --               --             --               1
Compensation expense associated with restricted
  stock                                                    --               --             --               5
Amortization of unearned compensation                      --               --             --              22
Common stock issued to executive officers                  --               --             --              60
Common  stock issued in settlement of legacy
  liabilities                                              --               --             --              10
Net income                                                 --               --          1,990           1,990    $      1,990
                                                    ---------    -------------   ------------    ------------    ------------
Balance, September 30, 2002                         $    (118)   $          --   $    (89,407)   $     10,327    $      1,990
                                                    =========    =============   ============    ============    ============



See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                          NINE MONTHS ENDED
                                                                -----------------------------------
                                                                   SEPTEMBER 30,      SEPTEMBER 30,
                                                                      2002               2001
                                                                -----------------  -----------------
OPERATING ACTIVITIES:
   Net income (loss)                                         $        1,990    $       (1,360)
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
   Depreciation and amortization                                        122             1,252
   Change in allowance for doubtful accounts                           (140)              (50)
   Compensation expense on issuance of common stock                      --                74
   Compensation expense on issuance of common stock
        options and warrants                                             36                --
   Non cash gains on settlement of liabilities and
     deconsolidation of subsidiary                                   (1,771)             (383)
   Changes in operating assets and liabilities:
       Trade accounts receivable                                      1,137             3,588
       Unbilled revenue                                                  --               (12)
       Income tax receivable                                            (25)               --
       Prepaid expenses and other assets                                 61               (83)
       Accounts payable                                                (450)             (644)
       Accrued salaries and other expenses                             (373)             (304)
       Deferred revenue                                                 (14)             (164)
       Corporate legacy liabilities                                    (217)
       Discontinued operations                                           --               336
                                                             --------------    --------------
       Net cash provided by operating activities                        356             2,250

INVESTING ACTIVITIES:
   Additions of property and equipment, net of disposals                 (5)              (11)
                                                             --------------    --------------
       Net cash used in investing activities                             (5)              (11)

FINANCING ACTIVITIES:
  Net proceeds from issuance of convertible notes                        --             1,000
  Costs associated with issuance of convertible notes                    --               (55)
  Costs associated with common stock transaction                         --               (43)
   Net payments under line of credit                                   (282)           (2,866)
                                                             --------------    --------------
       Net cash used in financing activities                           (282)           (1,964)

NET INCREASE IN CASH                                                     69               275

CASH:
   Beginning of period                                                  185                --
                                                             --------------    --------------
   End of period                                             $          254    $          275
                                                             ==============    ==============


SUPPLEMENTAL DISCLOSURE:
Interest paid                                                $           15    $          151

Issuance of common stock at fair value in satisfaction of:
     Severance obligations                                   $           --    $          162
     Prior acquisition                                       $           --    $          893
     Litigation between the Company and various
       other entities                                        $           --    $          118
     Obligations under various rights agreements             $           --    $           44
     Corporate legacy liabilities                            $           10    $           --
     Accrued bonuses                                         $           60    $           --

   Noncash issuance of convertible notes at face value
     associated with interest due on notes payable           $           68    $           --

   Noncash issuance of note at face value
     associated with short-term corporate legacy
     liabilities                                             $          211    $           --

   Noncash settlement of liabilities with notes payable      $           --    $          278

   Noncash issuance of common stock warrants
     associated with notes payable                           $           --    $          140

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     ($000, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options, warrants and conversion of notes payable. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Potentially dilutive securities excluded because of their anti-dilutive effect are approximately 6.5 million shares and 8.3 million shares for the periods ended September 30, 2002 and September 30, 2001, respectively.

2. LIQUIDITY AND CREDIT FACILITY

On November 8, 2002, the Company obtained a commitment from BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $750, to replace the recently extended credit facility with Comerica Bank, which is scheduled to expire on December 31, 2002. Under the BFI commitment, which is expected to become active within the next 60 days, available borrowings will be up to 85% of eligible accounts receivable, after reduction for ineligible accounts, similar to our Comerica arrangement. The interest rate on outstanding balances will be at prime plus 4% per annum, plus an additional monthly administrative fee of 0.50% per month calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company will be not less than $1 per month for the first six months, escalating to $2 per month for the next three months and then finally to $4 per month for the remaining term of the agreement. BFI's obligation to fund under the commitment is subject to various customary conditions, which the Company expects it will be able to meet.

The Company's liabilities as of September 30, 2002 include $882 of liabilities, which have been reported as legacy liabilities in the financial statements. Of the $882, the Company has entered into agreements, which will further reduce this total by $752 or convert it to stock or long-term notes due in 2005. As of September 30, 2002, after giving effect to those agreements, there will remain approximately $130 of past-due legacy liabilities to be resolved with 6 creditors. As of November 11, 2002, the Company's legacy liabilities consist of $852, with $110 of past-due legacy liabilities to be resolved with 5 creditors.

The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company has experienced a significant decline in available liquidity, which has had an adverse impact on the ability of the Company to meet its immediate and future obligations. Without the expected credit facility from BFI or other suitable replacement for the Comerica Bank credit facility, the Company may be unable to continue as a going concern. The Company improved its liquidity by securing private placement financing in July 2001, by reaching settlement agreements with most of its legacy creditors, and by restructuring its credit facility with Comerica Bank. That credit facility matured on January 25, 2002. Since there was an outstanding balance on the line on that date, Comerica declared the Company to be in default. However, Comerica subsequently agreed to forebear on any action to collect the outstanding balance and to allow the Company to borrow under the credit facility until June 30, 2002, which was subsequently extended to September 30, 2002 and most recently to December 31, 2002. Under the extended arrangement that started on January 25, 2002, available borrowings began at 60% of eligible accounts receivable, after reduction for ineligible accounts, with subsequent reductions of 2% of eligible accounts receivable each month starting in May 2002. Available borrowings are further limited to a maximum of $500 effective October 1, 2002; $400 effective November 1, 2002 and $300 effective December 1, 2002. Comerica retains the right to decline to make advances at any time during this period. The interest rate on outstanding balances is at Comerica's prime rate (4.75% at September 30, 2002) plus 9% as of September 30, 2002, and continues to increase 1% per month. The outstanding balance on the Comerica credit facility at September 30, 2002 was $137.

Under present circumstances, including the continued forbearance of Comerica Bank, the Company believes it has sufficient cash resources to meet its operating requirements at least through the end of 2002. For 2003, the Company believes that the planned results from operations when combined with the proceeds from the new BFI credit facility, will be adequate to fund its operations. However, the Company's cash flow from operations could prove to be substantially less than anticipated (due to revenues being lower than expected) or subject to unanticipated delays in receipt by the Company. Under such circumstances, there can be no assurance that the Company would continue to have sufficient cash available in order to continue as a going concern.

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

4. ACCRUED SALARIES AND OTHER EXPENSES

Accrued salaries and other expenses consist of the following:

                                                 September 30,     December 31,
                                                     2002             2001
                                                 -------------     ------------
Accrued payroll and payroll taxes                 $        221      $       292
Accrued professional fees                                  121              270
Restructuring reserve                                       --              233
Other accrued expenses                                     190              334
                                                  ------------      -----------
          Total accrued expenses                  $        532      $     1,129
                                                  ============      ===========


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

Corporate legacy liabilities consist of the following:

                                                       September 30,        December 31,
                                                           2002                 2001
                                                       --------------      --------------
Short-term:
Restructuring reserve                                  $           --      $          486
Acquisition payable                                                --                 155
Other non-operating payables                                      200                 230
                                                       --------------      --------------
    Total short-term                                   $          200      $          871
                                                       --------------      --------------

Long-term:
Severance agreement, converted to promissory note      $          175      $          175
Promissory notes                                                  507                 175
Other non-operating payables                                       --                 114
                                                       --------------      --------------
Total long-term                                        $          682      $          464
                                                       --------------      --------------

Promissory notes were issued in conjunction with the Company's restructuring of the legacy liabilities. The notes are unsecured long-term notes that accrue interest at 6.5% per annum. Principal and interest are due on January 3, 2005. In the chart above, these notes are considered to be long-term liabilities. In addition, as of September 30, 2002, 70% of the amount due legacy liability creditors who elected to receive such a promissory note under certain conditions is also classified as a long-term liability. All other amounts due legacy liability creditors, including, as of September 30, 2002, 30% of the amount due those legacy liability creditors who elected to receive promissory notes under certain conditions, are classified as short-term liabilities.

6. LEGACY LIABILITIES OF INSOLVENT SUBSIDIARY AND DECONSOLIDATION

Legacy liabilities of insolvent subsidiary relate to amounts owed by one of the Company's former subsidiaries, BRBA, Inc ("BRBA"). BRBA became insolvent and ceased operations in the fourth quarter of 2001. All of BRBA's assets are collateral for obligations owed to Comerica under the Company's credit facility.

On June 28, 2002 BRBA filed for liquidation under Chapter 7 of the bankruptcy code, and we no longer control BRBA. As a result BRBA's financial position has not been included in the Company's consolidated results since the bankruptcy filing date. This resulted in the Company recording a gain of $1,467 during the nine months ended September 30, 2002, which is included in Other Income on the Statement of Operations, representing the elimination of the net liabilities of BRBA at the filing date. On September 3, 2002 the Chapter 7 trustee filed a no-asset report and application to close the BRBA bankruptcy case.

7. INCOME TAXES

As a result of historical losses, the Company has recorded a valuation allowance to offset all of its net deferred tax assets recorded at September 30, 2002. The valuation allowance relates to deferred tax assets established for net operating loss carryforwards generated through September 30, 2002 and other temporary differences. The Company does not expect to recognize tax benefits on prior or future losses or other temporary differences until such time that it is more likely than not that tax benefits will be realized by the Company.

As a result of a change in the Federal tax law enacted in 2002, the Company was able to claim income tax refunds in the amount of $130 during the third quarter of 2002, related to 1998 income and alternative minimum taxes paid. The claims increase income tax refunds receivable and reduces income tax expense.

8. STOCK OPTIONS AND STOCK AWARDS

On February 12, 2002, the compensation committee of the board of directors voted to take actions that resulted in the repricing of approximately 840,000 existing stock options to current employees to a new exercise price of $0.05 per share, which was determined to be the fair market value by the Board of Directors based upon the prior 20-day average closing price. The market close price on February 12, 2002 was $0.07. Since the market closing price was greater than the exercise price of the newly granted options, the difference of $0.02 per share, approximately $17, is recorded as unearned compensation and will be recognized over the remaining vesting period of the repriced options. These repriced stock options are accounted for as variable awards, and accordingly, the Company will record any increase of the fair market value of the underlying stock over the market closing price of $0.07 on the day of the repricing as compensation expense in the appropriate quarter. For the quarter ended September 30, 2002, the closing stock price was $0.03, and therefore no compensation expense was recorded in the third quarter for these variable awards.

The Company also awarded on February 12, 2002 approximately 910,000 new options with respect to active participants under the Company's long-term incentive plans. The exercise price of all affected options is $0.05 per share, which was the fair market value as determined by the Board of Directors based upon the prior 20-day average closing price. The market closing price on February 12, 2002 was $0.07. Since the market closing market price was greater than the exercise price of the newly granted options, the

Company recorded compensation expense of $18, which will be amortized monthly over 3 years, the vesting period of the grants. The unamortized portion is recorded as unearned compensation on the balance sheet as of September 30, 2002. For the quarter ended September 30, 2002, the Company recorded a total of $4 as an expense for the repricing and granting of new stock options.

On February 15, 2002, the compensation committee voted to take actions that resulted in restricted stock awards to Mr. Wagda, the Company's Chief Executive Officer, and Mr. Czaja, the Company's Chief Financial Officer, of 750,000 and 250,000 shares, respectively. In return for the granting of these shares, the stock options previously granted to Mr. Wagda and Mr. Czaja totaling 780,060 and 500,000 options (including 300,000 options granted to Mr. Czaja on February 12,
2002), respectively, were cancelled. The restricted stock grants were issued inside the Company's 1997 and 2000 Long Term Incentive Plans ("the Plans") and vest monthly over a 2-year period. The Company recorded compensation expense of $60, which is being amortized monthly over 2 years. For the quarter ended September 30, 2002, the Company recorded an expense of $7 for this transaction.

On November 5, 2002, the Board of Directors approved the vesting of the remaining 166,667 unvested shares of Mr. Czaja's restricted stock award, subject to certain conditions. During the fourth quarter ending December 31, 2002, the Company will record compensation expense of $10 for this transaction.

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                     Three months ended                 Nine months ended
                                                               -----------------------------     -------------------------------
                                                               September 30,   September 30,     September 30,     September 30,
                                                                   2002            2001              2002              2001
                                                               -------------   -------------     -------------     -------------
Numerator:
Income (loss) from continuing operations                        $        538   $     (1,195)      $      1,990      $     (1,377)
                                                                ============   ============       ============      ============
Net income (loss)                                               $        538   $     (1,195)      $      1,990      $     (1,360)
                                                                ============   ============       ============      ============
Numerator for basic earnings per share - income (loss)
  available to common stockholders                              $        538   $     (1,195)      $      1,990      $     (1,360)
Effect of dilutive securities:
Series 1 Convertible Subordinated Promissory Notes (1)                    --             --                 --                --
                                                                ------------   ------------       ------------      ------------
Numerator for diluted earnings per share - income (loss)
  available to common stockholders after assumed conversions    $        538   $     (1,195)      $      1,990      $     (1,360)
                                                                ============   ============       ============      ============


Denominator:
Denominator for basic earnings per share - weighted average       15,277,331     13,519,288         14,931,687        13,225,179
shares
Effect of dilutive securities:
Employee stock options (2)                                                --             --            207,278                --
Series 1 Convertible Subordinated Promissory Notes (1)                    --             --                 --                --
                                                                ------------   ------------       ------------      ------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions                15,277,331     13,519,288         15,138,965        13,225,179
                                                                ------------   ------------       ------------      ------------


(1) Diluted EPS for the three and nine-month periods ended September 30, 2002 excludes approximately 5.1 million "as converted" treatment of Series 1 Convertible Subordinated Promissory Notes as their inclusion would be anti-dilutive.

(2) Diluted EPS for the three and nine-month periods ended September 30, 2002 excludes the effect of approximately 480,000 employee stock options, 40,000 consultant stock options and approximately 868,000 common stock warrants as their inclusion would be anti-dilutive.

10. LITIGATION AND OTHER SIGNIFICANT CLAIMS

During the second quarter of 2002, a legal action was filed against the Company, evidencing a potential claim of approximately $400 for an office lease vacated by BRBA. The Company and its subsidiary, BrightStar Information Technology Services, Inc., were named in the lawsuit as alleged successors in interest to BRBA. The Company and its subsidiary will defend vigorously against this claim and believe this suit is without merit.

In addition, the Company received a letter in July 2002 demanding payment of $355 to the bankruptcy estate of a former customer of BRBA on the grounds that the Company received preference payments from the customer during the 90-day period prior to customer's filing for bankruptcy in May 2001. The customer's bankruptcy estate has been informed that any such claim, if appropriate, should be made against the bankruptcy estate of BRBA. The Company believes it has no liability in connection with this matter.

In addition to the matters noted above, the Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation, in addition to amounts discussed above, will not have a materially adverse effect on the Company's financial condition.

11. GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." Thus, effective January 1, 2002, the Company ceased amortizing goodwill recorded in past business combinations.

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


                                              Three months ended                 Nine months ended
                                      -------------------------------     -------------------------------
                                      September 30,     September 30,     September 30,    September 30,
                                          2002              2001              2002              2001
                                      --------------   --------------     --------------   --------------
Net earnings as reported              $          538   $       (1,195)    $        1,990   $       (1,360)
Amortization, net of tax                          --               88                 --              264
                                      --------------   --------------     --------------   --------------
Adjusted net earnings                 $          538   $       (1,107)    $        1,990   $       (1,096)
                                      --------------   --------------     --------------   --------------

Basic earnings per share:
As reported                           $         0.04   $        (0.09)    $         0.13   $        (0.10)
Change in amortization expense                    --             0.01                --              0.02
                                      --------------   --------------     --------------   --------------
Adjusted basic earnings per share     $         0.04   $        (0.08)    $         0.13   $        (0.08)
                                      --------------   --------------     --------------   --------------

Diluted earnings per share:
As reported                           $         0.04   $        (0.09)    $         0.13   $        (0.10)
Change in amortization expense
                                                  --             0.01                 --             0.02
                                      --------------   --------------     --------------   --------------
Adjusted diluted earnings per share   $         0.04   $        (0.08)    $         0.13   $        (0.08)
                                      --------------   --------------     --------------   --------------


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

The Company is in the process of completing the second step of the transitional impairment analysis. This step requires the Company to compare, using January 1, 2002 amounts, the implied fair value of the recorded goodwill, determined in a manner similar to a purchase price allocation in a business combination, to the carrying amount of the goodwill. This second step is required to be completed no later than December 31, 2002. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's statements of operations. Based on the carrying value of the goodwill at January 1, 2002, the transitional cumulative effect adjustment could amount to a maximum of $11,648.

12. SIGNIFICANT CUSTOMERS

For the third quarter of 2002, the Company had four unrelated customers that accounted for approximately 35%, 28%, 11% and 10%, respectively, of total revenue. Also, for the first nine months of 2002, these four customers accounted for approximately 26%, 27%, 9% and 10%, respectively, of the total revenue. These four customers also accounted for approximately 19%, 26%, 7% and 12%, respectively, of the Company's total outstanding accounts receivable balance as of September 30, 2002.

For the third quarter of 2001, the Company had three unrelated customers that accounted for approximately 25%, 14% and 12%, respectively, of the total revenue. Also, for the first nine months of 2001, the same three unrelated customers accounted for approximately 23%, 12% and 10%, respectively, of the total revenue. The customer that represented 28% and 25% of revenues and 12% and 14% of accounts receivable in the third quarter of 2002 and 2001, respectively, is expected to represent less than 5% of revenue in 2003, based on the customer's current budget.

13. RECLASSIFICATIONS

Certain reclassifications have been made to conform the 2001 financial statement amounts to the 2002 classifications.

14. MANAGEMENT CHANGE

Kenneth A. Czaja resigned as Chief Financial Officer and Secretary, effective October 31, 2002. Effective November 1, 2002, Joseph A. Wagda, the Company's Chief Executive Officer, was elected to hold the additional office of Chief Financial Officer and Paul C. Kosturos, the Company's Controller, was elected Vice President Finance, Principal Accounting Officer, Controller and Secretary.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BrightStar Information Technology Group, Inc. (BrightStar or the Company) provides information technology services for its customers. We help companies maximize their competitive advantage through the implementation and /or management of leading edge enterprise level applications, including enterprise resource planning, customer relationship management, and business process management. BrightStar has established a vertical business presence in healthcare, energy, technology, and government. At November 1, 2002, BrightStar had approximately 55 employees and contractors. The Company has its headquarters in the San Francisco Bay Area with field offices in Addison, Texas, and Quincy, Massachusetts.

The Company provides services to its customers for fees that are based on time and material or, occasionally, fixed fee contracts. Accordingly, revenue is recognized as consulting services are performed. Deferred revenue primarily represents the excess of amounts billed over the contract amount earned.

The timing of revenue is difficult to forecast because the Company's sales cycle can be relatively long and is subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles, customers' internal approval processes and general economic conditions. In addition, as is customary in the industry, the Company's engagements are generally terminable without a customer penalty. The Company's revenue and results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including, but not limited to, changes in demand for IT services, the effect of changes in estimates to complete fixed fee contracts; the rate of hiring and the productivity of revenue generating personnel; the availability of qualified IT professionals; the significance of customer engagements commenced and completed during a quarter; the number of business days in the quarter; changes in the relative mix of the Company's services; changes in the pricing of the Company's services; the timing and the rate of entrance into new geographic or IT specialty markets; departures or temporary absences of key revenue-generating personnel; the structure and timing of acquisitions; and general economic factors.

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

Revenue recognition -- The Company provides services to customers for fees that are based on time and material or occasionally, fixed fee contracts. Revenue for fixed fee contracts is recognized ratably over the contract term based on the percentage-of-completion method. Costs incurred to date as a percentage of total estimated costs are used to determine the percentage of the contract that has been completed throughout the contract life.

Goodwill -- Goodwill is the cost in excess of amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is no longer being amortized due to the Company adopting SFAS 142 on January 1, 2002. See note 11 to the condensed financial statements for a detailed explanation on the effect this new pronouncement could have on the Company.

Income taxes -- The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, the Company has recorded a valuation allowance for deferred taxes as of September 30, 2002. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made.

RESULTS OF OPERATIONS

Revenue for the third quarter and the first nine months of 2002 decreased from $4.0 million to $2.2 million and from $16.1 million to $7.5 million or 44.9% and 53.3%, respectively, compared to the third quarter and first nine months of 2001 as a result of continued reduction in the demand for ERP and CRM consulting and implementation services.

Gross profit as a percentage of revenue for the third quarter and the first nine months of 2002 increased from 26.2% to 33.2% and increased from 30.9% to 32.7%, respectively, compared to third quarter and first nine months of 2001. The quarterly year over year improvement is attributable to a reduction in non-billable consultant costs and project mix.

The Company's reductions in selling, general and administrative expenses are the result of the execution of the turnaround plan, which included reductions in office space, sales personnel and related costs, management overhead and discretionary expenses. Also included in the reduction is approximately $128 related to the settlement of miscellaneous accrued liabilities.

LIQUIDITY AND CAPITAL RESOURCES

On November 8, 2002, the Company obtained a commitment from BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $750, to replace the recently extended credit facility with Comerica Bank, which is scheduled to expire on December 31, 2002. Under the BFI commitment, which is expected to become active within the next 60 days, available borrowings will be up to 85% of eligible accounts receivable, after reduction for ineligible accounts, similar to our Comerica arrangement. The interest rate on outstanding balances will be at prime plus 4% per annum, plus an additional monthly administrative fee of 0.50% per month calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company will be not less than $1 per month for the first six months, escalating to $2 per month for the next three months and then finally to $4 per month for the remaining term of the agreement. BFI's obligation to fund under the commitment is subject to various customary conditions, which the Company expects it will be able to meet.

The Company's liabilities as of September 30, 2002 include $882 of liabilities, which have been reported as legacy liabilities in the financial statements. Of the $882, the Company has entered into agreements, which will further reduce this total by $752 or convert it to stock or long-term notes due in 2005. As of September 30, 2002, after giving effect to those agreements, there will remain approximately $130 of past-due legacy liabilities to be resolved with 6 creditors. As of November 11, 2002, the Company's legacy liabilities consist of $852, with $110 of past-due legacy liabilities to be resolved with 5 creditors.

The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company has experienced a significant decline in available liquidity, which has had an adverse impact on the ability of the Company to meet its immediate and future obligations. Without the expected credit facility from BFI or other suitable replacement for the Comerica Bank credit facility, the Company may be unable to continue as a going concern. The Company improved its liquidity by securing private placement financing in July 2001, by reaching settlement agreements with most of its legacy creditors, and by restructuring its credit facility with Comerica Bank. That credit facility matured on January 25, 2002. Since there was an outstanding balance on the line on that date, Comerica declared the Company to be in default. However, Comerica subsequently agreed to forebear on any action to collect the outstanding balance and to allow the Company to borrow under the credit facility until June 30, 2002, which was subsequently extended to September 30, 2002 and most recently to December 31, 2002. Under the extended arrangement that started on January 25, 2002, available borrowings began at 60% of eligible accounts receivable, after reduction for ineligible accounts, with subsequent reductions of 2% of eligible accounts receivable each month starting in May 2002. Available borrowings are further limited to a maximum of $500 effective October 1, 2002; $400 effective November 1, 2002 and $300 effective December 1, 2002. Comerica retains the right to decline to make advances at any time during this period. The interest rate on outstanding balances is at Comerica's prime rate (4.75% at September 30, 2002) plus 9% as of September 30, 2002, and continues to increase 1% per month. The outstanding balance on the Comerica credit facility at September 30, 2002 was $137.

Under present circumstances, including the continued forbearance of Comerica Bank, the Company believes it has sufficient cash resources to meet its operating requirements at least through the end of 2002. For 2003, the Company believes that the planned results from operations when combined with the proceeds from the new BFI credit facility, will be adequate to fund its operations. However, the Company's cash flow from operations could prove to be substantially less than anticipated (due to revenues being lower than expected) or subject to unanticipated delays in receipt by the Company. Under such circumstances, there can be no assurance that the Company would continue to have sufficient cash available in order to continue as a going concern.

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

ITEM 5. Other events

    None

ITEM 6. Exhibits and reports on Form 8-K

(a) Exhibits

    99.1 - Certification of Principal Officers to Sec. 1350

(b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: November 14, 2002.          BY:    /s/ Joseph A. Wagda
                                  ---------------------------------------------
                                        Joseph A. Wagda
                                        Chairman, Chief Executive Officer and
                                        Chief Financial Officer




                                  BY:   /s/  Paul C. Kosturos
                                  ---------------------------------------------
                                        Paul C. Kosturos
                                        Principal Accounting Officer and
                                        Secretary

I, Joseph A. Wagda, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of BrightStar Information Technology Group, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves
                     management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
BY: /s/ Joseph A. Wagda
-----------------------
Joseph A. Wagda
Chairman and Chief Executive Officer

I, Paul C. Kosturos, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of BrightStar Information Technology Group, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves
                     management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
BY: /s/ Paul C. Kosturos
------------------------
Paul C. Kosturos
Principal Accounting Officer and Secretary

                               INDEX TO EXHIBITS

Exhibit
Number                          Description
-------                         -----------
 99.1       - Certification of Principal Officers to Sec. 1350