Form 10-K
period 2002-12-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2003-03-31
CIK 1050025

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

MARK ONE

  [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                           6601 OWENS DRIVE, SUITE 115
                          PLEASANTON, CALIFORNIA 94588
                                 (925) 251-0000
               (Address, including zip code, area code with phone
             number of the registrant's principal executive offices)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 21, 2003 based on the $0.02 per share closing price for the registrant's common stock on The OTC Bulletin Board market was approximately $224,302. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.


    The number of shares of the registrant's common stock outstanding as of March 28, 2003 was 15,284,288.

                       DOCUMENTS INCORPORATED BY REFERENCE

None
================================================================================

                                     PART I

ITEM 1: BUSINESS

THE COMPANY

    BrightStar Information Technology Group, Inc. ("BrightStar" or "the Company") provides information technology services for its customers. We help organizations maximize their competitive advantage through the implementation and /or management of leading edge enterprise level applications, including enterprise resource planning, customer relationship management, and business process management by focusing primarily on serving clients in the healthcare and government markets. BrightStar has approximately 50 employees and contractors. The Company has its headquarters in the San Francisco Bay Area with field offices in Dallas, Texas, and Quincy, Massachusetts.

    We also offer arrangements for companies to outsource their software application support and management requirements. Outsourcing lets companies focus on their core business objectives and gives them a viable alternative to building the internal team required to implement, maintain and enhance today's sophisticated business applications. BrightStar is able to provide organizations with an "Applications Team" that is flexible and agile in terms of expanding and contracting on demand, both in terms of team size and team skills.

    For ENTERPRISE RESOURCE PLANNING ("ERP"), we implement and support SAP and PeopleSoft applications, covering a complete range of business processes, including finance, human resources, payroll, procurement and supply chain planning. Our ERP solutions are tailored to fit the specific needs of individual organizations, helping them to automate business processes across the enterprise through the creation of a single data environment that spans departments and job functions. BrightStar is an 'SAP Services Partner' with SAP, the world's leading provider of ERP applications. An SAP Services Partner is recognized by SAP as an independent third party services firm that has the capability of providing implementation and support services to SAP's customers.

    Our CUSTOMER RELATIONSHIP MANAGEMENT ("CRM") practice assists companies in attaining competitive advantage by improving their visibility into all the varied contacts made with their customers. We offer implementation and support services for CRM solutions offered primarily by SAP and PeopleSoft. These applications enable organizations to optimize their resources and offer superior service to their customers through the integrated management of traditional, as well as Web-based, channels for sales, marketing, and customer service.

    Our BUSINESS PROCESS MANAGEMENT ("BPM") solutions enable customers to directly address and improve company-wide business processes. These solutions involve the identification of process improvements as well as the implementation of systems that help to automate and monitor process activities and performance measurement. In this market, BrightStar is planning to provide the consulting and programming services to develop the process improvement recommendations and to implement leading-edge BPM software solutions offered by selected BPM software providers.

    Finally, to help companies provide universal access to their information resources, we also provide training and other consulting services related to Actuate software. Actuate provides an effective platform for retrieving business information from corporate databases and delivering it as interactive web pages and Excel spreadsheets.

    To provide our services, we recruit and employ project managers, skilled senior-level consultants, engineers and other technical personnel with both business as well as technical expertise. We believe this combination of business and technical expertise, the breadth and depth of our solution offerings and our ability to deliver these solutions in both the traditional consulting and implementation model, as well as the application outsourcing model, are sources of differentiation for the Company in the market for information technology services and critical factors in our success.

    Since BrightStar's formation as a public company in 1998, BrightStar has been a quality IT service provider. However, during the course of the last four years, the Company has made decisions to discontinue certain services and launch others, based on market conditions and BrightStar's strategy and position in various markets. BrightStar exited the Controls and Infrastructure Support businesses in 1999 and 2000, (which in total accounted for revenues of approximately $24 million for 1999) and also sold its web hosting business in 2001 (which accounted for revenues of approximately $0.1 million for 2000), because we did not feel these services were core businesses for BrightStar. The Company also sold its Australian subsidiary in 2000 (which accounted for revenues of approximately $17 million for 2000) to generate needed cash as well as to focus solely on the domestic US marketplace. On June 28, 2002, BRBA, Inc. ("BRBA"), one of the original roll-up subsidiaries of BrightStar, which was formerly known as Brian R. Blackmarr and Associates, Inc., filed for liquidation under Chapter 7 of the bankruptcy code and we no longer control BRBA. All of these divested operations experienced losses for the Company in the years before they were sold. From inception to today, BrightStar has emphasized its core ERP practices in the SAP and PeopleSoft markets, as well as its applications outsourcing services for key major accounts. Through the restructuring actions of the last few years, management believes that BrightStar's fixed costs are sized properly for its current business level, and the Company is well positioned to focus on IT opportunities in the healthcare and government sectors, vertical markets in which it possesses strong reference accounts. BrightStar also continues to explore all tactical and strategic options.

INFORMATION ABOUT OPERATING SEGMENT

    We operate in the Information Technology ("IT") Services Business segment.

    Among the leading positive factors affecting the demand for IT services is the transition to packaged software solutions, the emergence of new technologies and the increased bandwidth and usability of the Internet through the World Wide Web. These new technologies enable the creation and utilization of more functional and flexible applications that can increase productivity, reduce costs and improve customer service. Negative on-going conditions affecting demand in the Information Technology Services segment include the retrenchment of venture capital investment in new internet business enterprises, which began in 2000, the maturity of many packaged-software applications, especially ERP, and the retrenchment in corporate capital spending that began in 2001.

CUSTOMERS AND MARKETS

    Our marketing efforts focus on mid-sized to large organizations who have a need for high quality consulting services to improve their use of enterprise applications and access to management information. We have developed expertise in the healthcare and government vertical markets and are continuing to leverage this knowledge throughout these sectors. Many of our key relationships have existed for several years and have involved numerous activities and projects.

    BrightStar has two long term and current relationships that represented approximately 54% of BrightStar's business in 2002. We provide an application management and development team, as a subcontractor to one of the Blue Cross Blue Shield ("BCBS") organizations, in support of their contract with the federal government to maintain the legacy software used to process Medicare Part A claims in the United States. Our business with BCBS in 2002 represented approximately 29% of annual revenue. It is expected that BCBS could account for as much as 65% of the Company's revenue for 2003, based primarily on expected reductions in revenue from BrightStar's other lines of business. The majority of the revenue from this client is received under a contract, which may be extended annually at the option of the client through 2007. BrightStar also provides a team of SAP consultants to enhance and maintain the ERP application of a California-based transportation authority that operates bus and light rail systems. Our business with the transportation authority represented approximately 25% of annual revenue in 2002. However, as a result of the scheduled expiration of our contract in mid 2003 and a dramatic cut back of authorized expenditures for contracted support services, this client may represent less than 3% of revenue in 2003. BrightStar was recently notified, that subject to satisfactory documentation, it had been awarded a $0.3 million three-year contract to provide SAP support services to a regional transit authority, also based in California. All of our long-term contractual relationships may be terminated for convenience by our clients without penalty on relatively short notice.

    For 2002, the Company had revenues from three unrelated customers, which accounted for approximately 29%, 25% and 10%, respectively, of total revenues. These same three customers accounted for approximately 34%, 9% and 15%, respectively, of the total outstanding accounts receivable as of December 31, 2002.

    For 2001, revenues from three unrelated customers accounted for approximately 17%, 12% and 10%, respectively, of total revenues. Two of the customers accounted for approximately 20% and 13%, respectively, of the total outstanding accounts receivable balance as of December 31, 2001. Another customer accounted for approximately 14% of the total outstanding accounts receivable balance as of December 31, 2001.

CONSULTING RESOURCES

    Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled technical employees. Qualified technical employees are periodically in great demand and could become a limited resource in the future. We dedicate resources to recruiting professionals with IT consulting and industry experience. None of our employees are subject to a collective bargaining arrangement. The Company considers its relationships with its employees to be good.

COMPETITION

    Market share in the IT industry was initially concentrated among large computer manufacturers but the industry has become increasingly competitive and fragmented. IT services are provided by numerous firms including multinational accounting firms, systems consulting and implementation firms, software application vendors, general management consulting firms and data processing outsourcing companies. By selling consulting resources for today's sophisticated enterprise applications, BrightStar is competing against a wide variety of organizations in the market space. These range from certain of the major accounting firms (such as Deloitte & Touche) to small private and public companies like BrightStar. In some instances, we also compete directly with larger public services providers such as BearingPoint (formerly KPMG Consulting).

    BrightStar strives to exercise competitive advantage in the market for IT services primarily in two ways. First, the Company has excellent customer references in our target markets. While the major systems integrators have these references as well, many of our smaller competitors do not. Second, BrightStar undertakes to provide high quality consultants at cost-effective billing rates, which the Company can deliver as a result of our low overhead cost structure. While the small services firms may have BrightStar's low overhead, our larger competitors usually do not.

DIRECTORS AND EXECUTIVE OFFICERS OF BRIGHTSTAR

    The following table and notes thereto identify and set forth information about the Company's current Directors and two executive officers:

                                                                    DIRECTOR
         NAME             AGE        PRINCIPAL OCCUPATION            SINCE
----------------------    ---   ---------------------------------  ---------
     Joseph A. Wagda       59   Chairman of the Board of              2000
                                Directors, Chief Executive
                                Officer and Interim Chief
                                Financial Officer of Brightstar

     Paul C. Kosturos      37   Vice President - Finance,              NA
                                Principal Accounting Officer and
                                Secretary

     W. Barry Zwahlen      58   Managing Partner of Information       2000
                                Management Associates

     Jennifer T. Barrett   52   Chief Privacy Officer, Acxiom         1998
                                Corporation

     Thomas A. Hudgins     62   Cofounder Polaris Group, Inc.         2001


    Joseph A. Wagda has been a director of BrightStar since April 2000, Chief Executive Officer, effective October 2, 2000 and became interim Chief Financial Officer on November 1, 2002. Mr. Wagda was elected Chairman of the Board of Directors on March 21, 2001. From 1997, Mr. Wagda has been engaged in a variety of investment related activities, including serving as President of Altamont Capital Management, Inc. and in leadership positions with several single-purpose investment entities. He also is currently a director of Abraxas Petroleum Corporation (Amex: ABP), a public oil and gas company, and Zierer Visa Service, Inc., a private company engaged in the international travel services business. Previously, Mr. Wagda was President and CEO of American Heritage Group, a modular homebuilder, and a Senior Managing Director and co-founder of the Price Waterhouse corporate finance practice. He also was with the finance staff of Chevron Corporation and in the general counsel's office at Ford Motor Company. Mr. Wagda has a B.S. degree from Fordham College, an M.B.A., with distinction, from the Johnson School of Management, Cornell University and a J.D., with honors, from Rutgers Law School. Mr. Wagda also served on active duty as a regular army officer during the period 1965-70, including tours of duty with infantry units in Santo Domingo (82d Airborne) and Vietnam (MACV) and engineer units in Thailand. He attained the rank of major in the Corps of Engineers, prior to leaving the reserves in 1978.

    Paul C. Kosturos joined BrightStar as Corporate Controller, effective July 30, 2001. He was also named Vice President - Finance, Principal Accounting Officer and Corporate Secretary on November 1, 2002. Before joining BrightStar, Mr. Kosturos was Vice President, Finance and Operations of Quicknet Technologies, Inc., a privately held high technology company. Prior to Quicknet, Mr. Kosturos spent 8 years at the public accounting firm of Bregante + Company, LLP, where he was an audit and tax principal. Mr.

Kosturos has a B.S. degree, with emphasis in accounting, from California State Polytechnic University, Pomona and is also a licensed CPA in California.

    W. Barry Zwahlen has been a director with BrightStar since July 2000. Mr. Zwahlen presently is the Managing Partner of Information Management Associates, a retained executive search firm, which he founded in 1986. Mr. Zwahlen focuses his practice on the recruitment of CIO and CTO candidates for technology clients and the recruitment of executive level information technology consultants for systems integration professional services firms. Mr. Zwahlen received a B.S. in mathematics from the University of Pittsburgh and an M.B.A. from the Harvard Business School. He was on the finance staff of both Ford Motor Company and Navistar and served for five years as a data communications officer in the United States Air Force. Prior to forming Information Management Associates, he served in a similar capacity with KPMG Peat Marwick. Mr. Zwahlen serves on the Board's Audit Committee and is Chairman of the Compensation Committee.

    Jennifer T. Barrett became a director of BrightStar at the closing of our initial public offering in 1998. Since 1974, she has served in various capacities with Acxiom Corporation, a leading data processing and related computer-based services and software products company. She is currently Acxiom's Chief Privacy Officer. Ms. Barrett serves on the Board's Audit and Compensation Committees.

    Thomas A. Hudgins became a director on April 20, 2001. He cofounded and, until recently, served as Managing Director of Polaris Group, Inc., a corporate finance and mergers and acquisitions advisory firm. Prior to forming Polaris he was cofounder, Executive Vice President and Secretary of BrightStar until January 1999. From 1967 to 1997, he was Executive Vice President and cofounder of Delta-X Corp., a leading developer, manufacturer and marketer of software and electronic automation equipment for the international oil and gas industry. He is a past president of the Houston Chapter of the American Institute of Industrial Engineers, a member of the Society of Petroleum Engineers and a Registered Professional Engineer. Mr. Hudgins received a B.S. in industrial engineering from Texas Tech University. He also served in the U.S. Army and the
U. S. Army Reserve from 1962 through 1968 and was a member of the 79th ASA (Army Security Agency). Mr. Hudgins is Chairman of the Board's Audit Committee and has served as an ad hoc member of the compensation committee.

    There is no family relationship between any of the foregoing board members or between any of such board members and any of the Company's executive officers. The Company's executive officers serve at the discretion of the Board of Directors.

RECENT DEVELOPMENTS

    On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business credit company, for a two-year working capital line of credit for $0.75 million, to replace the credit facility with Comerica Bank, which was due to expire on December 31, 2002. See Item #7, Management's Discussion and Analysis of Financial Condition and Results of Operation, for more information regarding this transaction.

    On December 27, 2002, the Company relocated its principal executive offices to 6601 Owens Drive, Suite 115, Pleasanton, California 94588. See Item #2, Properties.

    During the fourth quarter of 2002, the agreement between the Company and IvestServe, Inc. to explore a strategic relationship, including a possible merger after the pursuit of joint marketing efforts and funding to accelerate the roll out of IvestServe's products, expired by its terms.

    Also during the fourth quarter of 2002, the Company and Caaspre Technologies, LLC, a provider of near-shore IT services sourced in Mexico, terminated their relationship.

ITEM 2: PROPERTIES

    On December 27, 2002, BrightStar moved its principal executive offices to 6601 Owens Drive, Suite 115, Pleasanton, California 94588. The Company's new sublease on these premises covers approximately 1,600 square feet and expires on May 9, 2004. The Company may terminate this sublease at anytime upon giving at least three months written notice of termination; however, the Company is liable for the initial six months lease payments, totaling $9,600, which were paid in advance when the lease was signed. The Company's previous lease for its executive offices at 4900 Hopyard Road, Suite 200, Pleasanton, California, 94588 was set to expire on December 31, 2003. The Company paid a one-time fee of $20,000 for an early termination fee to cancel the remaining year on the lease. The Company also surrendered the security deposit on hold with the landlord of approximately $14,000.

    The Company also operates through leased facilities in:

    o Dallas, TX

    o Quincy, MA

    Substantially all of the Company's services are performed on-site at customer locations. We may require additional space if our business expands significantly; however, we also believe that our current infrastructure can support a substantially larger revenue base due to the nature and location of our services. We also believe that, if and when needed, we will be able to obtain additional suitable space.

ITEM 3: LEGAL PROCEEDINGS

    The Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation will not have a materially adverse effect on the Company's financial condition.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN FOURTH QUARTER OF 2002

    None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is currently traded on The OTC Bulletin Board Market under the symbol "BTSR.OB." The following table sets forth for the quarterly periods indicating the range of high and low sales prices for the Company's Common Stock for 2002 and 2001.

                                              2002              2001
                                        ----------------  ----------------
                                         HIGH      LOW     HIGH      LOW
                                        -------  -------  -------  -------
First Quarter.......................    $ 0.09   $  0.03  $  1.13  $  0.19
Second Quarter......................    $ 0.13   $  0.05  $  0.47  $  0.17
Third Quarter.......................    $ 0.06   $  0.03  $  0.23  $  0.15
Fourth Quarter......................    $ 0.03   $  0.01  $  0.18  $  0.04

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

    The Company was subsequently transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective April 20, 2001, and received a conditional exception from meeting certain of the Nasdaq SmallCap Market's continued listing standards. First, the Company, by May 1, 2001, was required to file a proxy statement that sought shareholder authority to do a reverse stock split. Secondly, it was required to meet the $1.00 minimum bid price standard for at least ten consecutive days starting no later than June 28, 2001. Thirdly, it was required to file a Form 10-Q by May 15, 2001 demonstrating at least $8.0 million of shareholder equity at March 31, 2001 (in lieu of meeting the $2.0 million net tangible asset test, which the Company did not meet). Finally, it was required to be in compliance with all other applicable listing standards by June 28, 2001. The Company met the May 1 and May 15 deadline requirements but declined to undertake the authorized reverse split required by Nasdaq to help it meet the minimum-bid-price requirement and retain it's listing on the Nasdaq SmallCap Market. On July 23, 2001, the Company was transferred to the OTC Bulletin Board Market.

    As of March 5, 2003, there were 108 stockholders of record of the Company's Common Stock and a total of 2,255 stockholders, including stockholders who held their shares in the names of certain financial institutions.

SALES OF UNREGISTERED SECURITIES.

    Set forth below is certain information concerning all issuances of securities by BrightStar within the past three years that were not registered under the Securities Act.

    1. On March 10, 2000, pursuant to an agreement with Strong River Investments, Inc., and Montrose Investments Ltd. (collectively, the "Purchasers"), the Company sold to the Purchasers 709,555 shares of the Company's common stock (the "Shares") for $7.5 million, or $10.57 per share. In connection with the purchase of the Shares, the Company issued two warrants to the Purchasers. One warrant had a five-year term during which the Purchasers could purchase up to 157,500 shares of the Company's common stock at a price of $12.00 per share. The second warrant covered an adjustable amount of shares of the Company's common stock. Pursuant to the terms of the adjustable warrants, the holders thereof elected to fix the number of common shares issuable under such warrants at 1,525,000 shares in the aggregate. Such shares were issued on September 29, 2000 at an exercise price of $0.001 per share. The Company also issued to Wharton Capital Partners Ltd. ("Wharton"), as compensation for Wharton's services as placement agent in connection with this transaction, a warrant with a five-year term during which Wharton may purchase up to 45,000 shares of the Company's common stock at a price of $12.00 per share. The proceeds of this transaction were used for general corporate purposes.

    2. On June 23, 2000, the Company issued 668,468 shares of common stock to the prior owners of Integrated Systems Consulting (ISC) as payment for the remaining amount due of $2.5 million in connection with the 1999 acquisition of ISC.

    3. On January, 16, 2001, the prior owners of Cogent Technologies LLC ("Cogent") were issued 1,020,000 shares of our common stock in partial settlement of a claim by them related to the unpaid balance of the purchase price for the assets and business of Cogent and amounts due under employment agreements with us.

    4. On February 15, 2001, Kevin J. Murphy was issued 100,000 shares of our common stock in connection with the commencement of his employment with the Company.

    5. On February 15, 2001, certain of our former employees were issued 346,831 shares of our common stock in satisfaction of remaining severance payment obligations under prior employment agreements with the Company.

    6. On February 15, 2001, Unaxis Trading Limited was issued 250,000 shares of our common stock in settlement of litigation between the Company and certain affiliates of Unaxis. Pursuant to the settlement agreement (which was agreed upon in principle, on November 3, 2000), if, prior to a sale of these shares by Unaxis, the Company had not exercised its right, between January 1, 2002 and February 1, 2002, to call the shares for $1.60 per share, Unaxis may exercise its right to put the shares to the Company for a price of $2.00 per share during the 15 day period commencing on February 1, 2002. During December 2001, the Company bought the shares back from Unaxis for a $120,000 payment.

    7. On May 4, 2001, 257,400 shares of our common stock were issued to the owners of Cogent, Unaxis and various former employees in satisfaction of our obligations to pay penalties to them under the terms of various registration rights agreements.

     8. On July 26, 2001, the Company issued and sold approximately $1.1 million of convertible notes to a group of investors, including members of BrightStar senior management. The notes are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, if: (i) the market price of the Company's common stock, determined on a 20-day moving average basis, equals or exceeds $0.50; and (ii) the investors may lawfully sell all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under an effective registration statement, or under Rule 144; and (iii) at least $2.3 million of the our past due payables have been restructured. In addition, 70,000 warrants are issuable to Brewer Capital Group, LLC, which acted as placement agent for the transaction, at an exercise price of $1.00 per share. The net proceeds of this transaction were used for general corporate purposes.

     9. In November 2001, the Company engaged a financial advisor to assist the Company in obtaining additional long-term financing. As part of the financial advisor's compensation for this engagement, and in addition to a $25,000 retainer fee paid to the advisor, the Company has agreed to the issuance of warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.05 per share. These warrants will expire in November 2004.

     10. On Feb 15, 2002, 1,500,000 shares and 500,000 shares of restricted common stock were issued to Joseph A. Wagda and Kenneth A. Czaja, respectively, in connection with their employment with the Company.

     11. On August 1, 2002, 20,000 shares of our common stock were issued to a vendor in full satisfaction of our obligation to pay them for services rendered.

     12. On a quarterly basis, starting on October 1, 2001 and continuing on January 1, 2002, April 1, 2002, July 1, 2002, October 1, 2002 and January 1, 2003, the company issued additional convertible notes of $16,103, $22,345, $22,792, $23,247, $23,712 and $24,187, respectively, to the same group of investors as the issuances on July 26, 2001 for payment in kind of interest due on the original notes and subsequent issuances of notes issued for interest due. In addition, the investors received in total for all the quarterly issuances mentioned above approximately 87,000 warrants, exercisable at $0.50 per share. The notes have the same characteristics as the notes issued on July 26, 2001.

    All of the above sales and issuances of securities by the Company were exempt from registration under the Securities Act pursuant to Section 4(2) thereof as transactions not involving any public offering. The Company bases this conclusion on an analysis of the facts in each instance, taking into account such factors as the number of purchasers, whether each purchaser is an accredited investor or appears to have such knowledge and experience in financial and business matters so as to be capable of evaluating the merits and risks of the prospective investment, or whether each purchaser is a senior management employee of the Company or the Company otherwise has a pre-existing relationship with the purchaser. In no case were any securities offered or sold by any form of general solicitation or general advertising, nor is the Company aware of any instance in which the securities were acquired with a view to the resale or distribution thereof.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data for BrightStar is derived from the Company's Financial Statements and notes related thereto. The following selected consolidated financial data should be read in connection with BrightStar's Financial Statements and notes related thereto and other financial information included elsewhere in this Form 10-K report.

    BrightStar was organized in July 1997 and completed its initial public offering ("IPO") on April 16, 1998. Concurrent with the IPO, BrightStar (a) acquired the outstanding capital stock of BRBA, Integrated Controls, Inc. ("ICON"), Mindworks Professionals Education Group, Inc. ("Mindworks"), Software Innovators, Inc. ("SII") and Zelo Group, Inc. ("ZELO"), (b) acquired substantially all the net assets of Software Consulting Services America, LLC ("SCS America") and SCS Unit Trust ("SCS Australia") (BRBA, ICON, Mindworks, SII, Zelo, SCS America and SCS Australia, are collectively, the "Founding Companies") and (c) executed a share exchange with BIT Investors, LLC ("BITI") and senior management of BrightStar for all outstanding common stock of BIT Group Services, Inc. ("BITG"). BrightStar and the Founding Companies are herein collectively referred to as the "Company." The acquisitions were accounted for using the purchase method of accounting, with BRBA being reflected as the "accounting acquirer."

    The 1998 data presented in the following table for the Company is comprised of (i) the results of operation of BRBA for the year ending December 31, 1998,
(ii) the results of operations of the Founding Companies for the periods subsequent to their acquisitions and (iii) the results of the operations of companies acquired by BrightStar after the initial public offering. The 1999 and subsequent years data represent the consolidated results going forward.

                                                                           YEAR ENDED DECEMBER 31
                                                ----------------------------------------------------------------------------
        HISTORICAL OPERATIONS DATA                  2002            2001            2000            1999           1998
---------------------------------------------   ------------    ------------    ------------    ------------    ------------

Revenue .....................................   $      9,407    $     19,471    $     61,612    $    103,449    $     63,584
Cost of revenue .............................          6,328          13,403          42,442          76,476          45,409
Selling, general and administrative
  expenses ..................................          2,939           6,119          27,369          26,797          15,445
Stock compensation expense ..................             --              --              --             468           6,766
In process research & development ...........             --              --              --              --           3,000
Restructuring charge ........................             --           2,011           2,237              --           7,614
Settlements of accrued liabilities ..........           (260)             --              --              --              --
Write down of goodwill ......................             --              --          42,479              --              --
Depreciation and amortization ...............            106           1,600           3,244           3,056           1,652
                                                ------------    ------------    ------------    ------------    ------------
     Income (loss) from operations ..........            294          (3,662)        (56,159)         (3,348)        (16,302)
Other income (expense), net .................          2,363           1,157             (19)            (15)            158
Interest expense ............................           (157)           (249)           (519)           (518)            (66)
Income tax provision (benefit) ..............           (128)             --           1,531          (1,313)            612
                                                ------------    ------------    ------------    ------------    ------------
Income (loss) form continuing
operations ..................................          2,628          (2,754)        (58,228)         (2,568)        (16,822)
Income (loss) on discontinued
operations ..................................             --              17            (910)         (7,447)            278
Change in accounting principle ..............         (9,945)             --              --              --              --
                                                ------------    ------------    ------------    ------------    ------------
          Net loss ..........................   $     (7,317)   $     (2,737)   $    (59,138)   $    (10,015)   $    (16,544)
                                                ============    ============    ============    ============    ============
Net loss per share (basic and diluted)
  Income (loss) from continuing
  operations ................................   $       0.18    $      (0.21)   $      (5.85)   $      (0.30)   $      (2.68)

  Income (loss) from discontinued
  operations ................................             --              --           (0.09)          (0.86)           0.04
  Change in accounting principle ............          (0.66)             --              --              --              --
                                                ------------    ------------    ------------    ------------    ------------
  Net loss ..................................   $      (0.48)   $      (0.21)   $      (5.94)   $      (1.16)   $      (2.64)
                                                ============    ============    ============    ============    ============
Weighted average shares outstanding:
  Basic and diluted .........................     15,020,562      13,291,625       9,959,995       8,642,034       6,275,031



                                                                      DECEMBER 31
                                      --------------------------------------------------------------------------
   HISTORICAL BALANCE SHEET DATA:         2002           2001            2000            1999          1998
-----------------------------------   ------------   ------------    ------------    ------------   ------------
                                                                    (In thousands)

Working capital ...................   $        340   $     (2,179)   $     (4,489)   $     10,409   $     14,348
Total assets ......................          2,892         14,386          21,797          85,008         92,401
Convertible notes payable, net ....          1,086            948              --              --             --
Stockholders' equity ..............          1,039          8,231           9,696          60,451         70,074

    Total fully diluted shares consist of the following:

                                                          December 31, 2002
                                                          -----------------
Total common stock outstanding .........................         15,284,288
Common stock associated with notes
convertible at $0.23 per share .........................          5,257,977
Common stock warrants associated with
notes exercisable at $0.50 per share ...................            788,709
Other common stock warrants ............................            184,285
Employee/director stock options and stock
grants .................................................          1,809,201
                                                           ----------------
Total fully diluted shares .............................         23,324,460
                                                           ================


    Common stock outstanding as of December 31, 2002 includes 2,000,000 restricted shares issued to the Company's executives in February 2002, related to their employment (as explained in Item 11, Executive Compensation).

    Total fully diluted shares do not include the 255,000 treasury stock shares. These treasury stock shares are considered issued but not outstanding.

    Employee/director stock options as of December 31, 2002 have been repriced at $0.05 per share except for approximately 394,000 shares that were originally priced in the range of $0.01 to $6.00 per share. Other common stock warrants totaling 184,285 shares are exercisable at prices ranging from $0.05 to $6.00 per share.

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

    Revenue recognition -- The Company provides services to customers for fees that are based on time and materials or occasionally, fixed fee contracts. Revenue for fixed fee contracts is recognized ratably over the contract term based on the percentage-of-completion method. Costs incurred to date as a percentage of total estimated costs are used to determine the percentage of the contract that has been completed throughout the contract life. Costs reimbursed by its customers are included in revenue for the periods in which the costs are incurred.

    Goodwill -- Goodwill is the cost in excess of amounts assigned to identifiable assets acquired less liabilities assumed.

    As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Intangible Assets". Thus, effective January 1, 2002, the Company ceased amortizing goodwill recorded in past business combinations. The implementation of the goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess.

    SFAS No. 142 also requires the Company to perform an annual impairment test. The Company has chosen a date of October 1st as its annual testing date.

    Up until December 31, 2001, goodwill recorded in conjunction with the Founding Companies and all other acquisitions in 1998 was being amortized over 40 years on a straight-line basis. Goodwill associated with the acquisition of ISC was being amortized over 20 years on a straight-line basis. Management determined the twenty-year life for ISC goodwill based upon the nature of ISC's SAP software consulting practice, along with the assembled workforce of highly skilled consultants and the demand for information technology services. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability, and, if warranted, impairment or adjustments to the period affected are recognized. The Company uses an estimate of the future undiscounted net cash flows when testing for impairment.

    Income taxes -- The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, the Company has recorded a valuation allowance for deferred taxes as of December 31, 2002. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made. Income tax receivables are recognized for the actual amounts refundable.

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with BrightStar's Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in the Form 10-K report.

RESULTS OF OPERATIONS

    The Company reported net losses of $0.48, $0.21 and $5.94 per basic and diluted share for the years ended December 31, 2002, 2001 and 2000, respectively. The results of operations for 2002, 2001 and 2000 reflect the impact of the following items:

Goodwill

    In July of 1996, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 97 relating to business combinations immediately prior to an initial public offering. SAB No. 97 requires that these combinations be accounted for using the purchase method of accounting and requires that one of the companies be designated as the accounting acquirer. Accordingly, for financial statement purposes, BRBA was designated as the acquiring company because its shareholders, in the aggregate, acquired more common stock than the former shareholders of any of the other Founding Companies in conjunction with the acquisitions. The excess of the aggregate purchase price paid for the Founding Companies other than BRBA over the fair value of the net assets acquired by BrightStar was recorded as goodwill. In addition, goodwill of $4.6 million was recorded attributable to the issuance of 437,681 shares of Common Stock to BITI unit holders. The goodwill was amortized over a 40-year period through December 31, 2001. Goodwill associated with the purchase of ISC was being amortized over a 20-year period through December 31, 2001.

    During the third and fourth quarter of 2000, the Company reduced the carrying value of its remaining goodwill to $12 million. In evaluating goodwill impairment, the Company segregated enterprise level goodwill from goodwill attributable to specific assets. Goodwill attributable to specific assets was written-off in connection with the disposal of the Australian subsidiary's operations and closure of Cogent Technologies LLC. In total, the specific write-offs amounted to $24 million, of which $1.4 million and $22.6 million related to Cogent and Australia, respectively. The remaining goodwill of approximately $32.4 million was deemed to be enterprise level goodwill as it related to the remaining U.S. operations, which are operated as a single, integrated business unit. Enterprise level goodwill was deemed impaired due to the deterioration in the Company's business, the overall declining market for information technology services, including project-based ERP and e-commerce services, and also the reduction in the Company's workforce, backlog, and the falling market price of its common stock. In considering the methodology to assess the carrying value of enterprise level goodwill, management evaluated it using the market value approach and an undiscounted cash flow approach. The market value approach was deemed preferable based upon the uncertainty of future cash flows at the time. Under the market value approach, management used the trading price of the Company's common stock around the December 31, 2000 financial statement date. This analysis yielded a market value for the enterprise level goodwill of approximately $12 million, (approximately 12 million shares outstanding at $1 per share), resulting in the $18.4 million impairment charge taken in 2000. Management deemed it unnecessary to reduce the amortization period for the goodwill based upon the expected long-term need in the marketplace for the information technology services provided by the Company.

                                                             GOODWILL
                                                            CHARGED TO
                                                            EARNINGS IN
                                                                2000
                                                           --------------
                                                           (IN THOUSANDS)
Australia ..............................................   $       22,622
Cogent Technologies, LLC ...............................            1,433
Continuing U.S. operations .............................           18,424
                                                           --------------
                                                           $       42,479
                                                           ==============

    On July 20, 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. As of January 1, 2002, the Company adopted SFAS No. 142. Thus effective January 1, 2002, the Company ceased amortizing goodwill recorded in past business combinations.

    The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No.
142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess.

    The Company completed the first step of the transitional impairment test required by SFAS No. 142 during the quarter ended June 30, 2002. The Company consists of a single reporting unit. Therefore, this step required the Company to assess the fair value of the Company and compare that value to its shareholders' equity. In determining fair value, the Company considered the guidance in SFAS No. 142, including the Company's market capitalization, control premiums, discounted cash flows and other indicators of fair value. Based on this analysis, goodwill recorded as of January 1, 2002 in the amount of $11.6 million was impaired. The Company then completed step two, impairment test, pursuant to SFAS No. 142, under which we compared the value of our goodwill based on the Company's stock price as of December 31, 2001 with the value of the goodwill. As a result of the impairment test, a goodwill impairment loss of $9.9 million was recognized in the fourth quarter of 2002, which is when the test was completed, and recorded as of the first quarter of 2002 as a change in accounting principle.

    The Company also performed its initial year annual test as of October 1, 2002 as required by SFAS No. 142. After performing this impairment test, it was determined that there was no additional goodwill impairment loss during the fourth quarter of 2002. The quoted market price of the Company's stock price as of October 1, 2002 was used as the fair value to measure impairment.

Discontinued Operations

    During the fourth quarter of 1999, the Company discontinued its Training, Controls, and Infrastructure Support businesses. As a result of the sale of its controls division in September 2000, the Company recorded a charge of $0.9 million, with the remaining items being settled in the second quarter of 2001. The Company also discontinued its custom-application business in Lafayette, Louisiana in the third quarter of 2001. The Company recorded no gain or loss on the discontinuance of its Texas training business, its infrastructure support business or its custom-application business. The Company has made necessary reclassifications to properly reflect the discontinued operations in its consolidated financial statements. Subsequent to the sale of the Controls Business, the Company changed the name of Integrated Controls, Inc. to BrightStar Louisiana, Inc.

Restructuring Charges

    In June of 2000, the Company announced that revenue and earnings for the second quarter and the remainder of the calendar year would be lower than expected and that the Company was realigning its operations to improve operating margins by reducing expenses associated with underutilized office space and personnel.

    As a result of the realignment, the Company recorded a restructuring charge of $2.5 million in the second quarter of 2000. Of the total charge, approximately $1.0 million was reserved for ongoing lease obligations for facilities that were closed and $0.5 million was recorded to write-down related fixed assets. The remainder of the charge relates to the severance of approximately 90 employees, or 15% of the Company's workforce. Approximately $1.7 million of the charge applied to obligations funded by cash disbursements, of which approximately $1.0 million was disbursed for severance and $0.3 million was disbursed for rents during 2000. The remaining charge related to $0.2 million of longer-term severance obligations and related costs and $0.7 million of rents, net of sublease income to be paid related to leases. During the fourth quarter of 2000, the Company reduced the restructuring reserve by $0.3 million as a result of favorable lease settlements.

    Restructuring continued during the fourth quarter of 2000 and into 2001. The Company replaced the entire senior management team and significantly reduced management overhead. Beginning in the third quarter and continuing into the fourth quarter of 2001, the Company continued with year-over-year reductions in selling, general and administrative expenses, which were the result of the execution of the austerity plan adopted in the third quarter of 2001. The restructuring included reductions in office space, sales personnel and related costs, management overhead and discretionary expenses. For the year 2001 the Company incurred approximately $2 million of additional restructuring costs, consisting of approximately $0.4 million relating to employee costs for approximately 30 employees, including severance obligations, and $1.6 million relating to losses on the write down or disposal of nonessential equipment, the write-offs of leasehold improvements and office closure expenses (including accelerated expenses from lease terminations) as a result of actions taken by the Company to reduce its expense base in response to the general reduction in our level of business, as well as the specific loss of a significant customer that filed for bankruptcy.

    For 2002, the Company undertook no new restructuring plan but continued with the restructuring plans from 2001.

    Revenue

    The Company provides services to its customers for fees that are based on time and materials or occasionally, fixed fee contracts. Accordingly, revenue is recognized as consulting services are performed. Unbilled revenue is recorded for contract services provided for which billing has not been rendered. Costs reimbursed by its customers are included in revenue for the periods in which the costs are incurred.

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

    Revenue decreased from $19.5 million to $9.4 million or 52% in 2002 compared to 2001 and decreased from $61.6 million to $19.5 million or 68% in 2001 compared to 2000 as a result of a number of factors, including primarily a general reduction in the market demand for ERP and e-commerce consulting services. The IT services market experienced a surge in demand for ERP services through the end of 1999 as a result of the need to ensure that mission critical operations would not be disrupted by time-sensitive functions embedded in existing software systems, as calendars changed to the year 2000 ("Y2K"). Management believes that Y2K-related spending represented an acceleration of ERP investment by major companies that otherwise would have been made in the following years. As a result, the demand for ERP applications appeared to reach relative maturity by 2000, causing excess capacity in the industry for the delivery of ERP services. A similar condition was experienced in the custom application development area, as companies rushed to create web sites, corporate portals and e-commerce capabilities in the late 1990s and in 2000-01 in order to communicate with customers, suppliers, employees and other constituents over the world wide web. Beginning in 2001, the demand for internet-related IT services fell dramatically as the initial requirement for these services in the marketplace was largely filled. The general economic down turn, which commenced around March of 2001 and was exacerbated by the September 11, 2001 terrorist incident, has also caused many companies to cancel or postpone planned IT spending, beginning in 2001. As the overall market for IT services delivered by the company was contracting, our ability to win new business was severely constrained by new-customer concerns about our deteriorating financial condition. In addition to these adverse market conditions, the sale of our Controls business in 2000 (representing $6.1 million of revenues in 2000) and our Australian operations at the end of 2000 (representing $17 million of revenues in 2000), the loss of a major long-term customer in 2001 as a result of its bankruptcy, the discontinuation of our custom application development business in 2001, a severe cut-back in the need for our services by another long-term customer in 2002 and strong rate pressures from new and existing clients in 2002, together have combined to cause a severe contraction of our revenues beginning in 2000 and continuing through the first quarter of 2003. Revenue for 2003 is expected to be substantially below the revenue reported in 2002.

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

    Gross profit as a percentage of revenue increased for 2002 from 31% to 33% compared to 2001. The improvement is attributable to a reduction in non-billable consultant costs and project mix.

    Gross profit as a percentage of revenue for 2001 remained unchanged at 31% compared to 2000. Even though revenues dropped in 2001 compared to 2000, the Company's reduction in nonbillable resources throughout 2001 enabled it to maintain the previous year's gross profit percentage.

Operating Expenses

    Selling, general and administrative expenses (SG&A) primarily consist of costs associated with (i) corporate overhead, (ii) sales and account management,
(iii) telecommunications, (iv) human resources, (v) recruiting and training, and
(vi) other administrative expenses.

    SG&A expenses decreased from $6.1 million to $2.9 million or 52% in 2002 compared to 2001 and decreased from $27.4 million to $6.1 million or 78% in 2001 compared to 2000. The decreases were due to the Company's year-over-year reductions in selling, general and administrative expenses, as a result of the execution of our turnaround plan, including reductions in office space, sales personnel and related costs, management overhead and discretionary expenses.

Other Income

    For the year ended December 31, 2002, the company settled $1.1 million of corporate legacy liabilities for less than $0.4 million in cash and $10,000 in common stock, resulting in gains on settlements of $0.8 million. Also during 2002, BRBA filed for liquidation under Chapter 7 of the bankruptcy code, and the Company no longer controls BRBA. As a result, BRBA's financial position has not been included in the Company's consolidated results since the bankruptcy date. This resulted in the Company recording a gain of $1.4 million during the year. These two gains, along with other miscellaneous gains of approximately $0.2 million, totaling $2.4 million, are included in Other Income for 2002.

    For the year ended December 31, 2001, the Company recorded extraordinary gains, which related to the early extinguishment of balance sheet obligations. The Company was able to settle corporate legacy liabilities for cash payments totaling less than $0.3 million, resulting in an extraordinary gain of $1.2 million, including the settlement of the $0.9 million payable to stockholders and the $0.5 million Prosap obligation. To conform to implementation of SFAS 145, these gains have been reclassified to Other Income for 2001.

MARKET RISK

    Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates.

    The Company during the 2002 year-end and previous years was potentially exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar and currencies of the Company's former operations in Australia. Since the A$7.5 million contingent earn-out resulting from the sale of our Australian subsidiary is denominated in Australian dollars, the Company's financial position, results of operations, and cash flows were potentially affected by fluctuations in exchange rates. The Company in 2001 and 2002 realized no market risk associated with the earn-out provision, since the Company has been informed that it is not entitled to receive any payments under the earn-out. The Company believes that near-term changes in exchange rates will have no material impact on future earnings, fair values or cash flows of the Company.

    The Company's debt bears interest at variable rates; therefore, the Company's results of operations would only be affected by interest rate changes to the debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

    On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $0.75 million, to replace our existing credit facility with Comerica Bank. Under the BFI agreement, available borrowings will be up to 85% of accounts receivable, after reduction for ineligible accounts. The interest rate on outstanding balances will be at prime plus 4% per annum, plus an additional monthly administrative fee of 0.50% calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company will be not less than $1,000 per month for the first six months, escalating to $2,375 per month for the next three months and then finally to $3,750 per month for the remaining term of the agreement.

    The Company's liabilities as of December 31, 2002 include $105,000 of liabilities, which have been reported as legacy liabilities in the financial statements. Of the $105,000, the Company satisfied $93,000 in the 1st quarter of 2003, leaving only $2,000 to be resolved with one creditor and a $10,000 note payable due in January 2005.

    The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company experienced a significant decline in available liquidity in 2001 and 2002, which had an adverse impact on the ability of the Company to meet its immediate and future obligations. The Company has improved its liquidity by securing private placement financing in July 2001, by generating positive cash flow from operations, by reaching settlement agreements with virtually all of its legacy creditors, and by replacing its credit facility with Comerica Bank, which was scheduled to expire on December 31, 2002, with the BFI facility in December 2002.

    On July 26, 2001, the Company completed a private placement through the issuance of approximately $1.1 million of convertible notes to a group of investors, including members of BrightStar's then senior management, who purchased $0.3 million of the notes. The notes will come due on July 26, 2004. The notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, if; (i) the market price of the Company's common stock, determined on a 20-day moving average basis, equals or exceeds $0.50; and (ii) the investor may lawfully sell all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under an effective registration statement, or, under Rule 144; and (iii) at least $2.3 million of past due payables have been restructured. The notes are entitled to simple interest calculated at a rate per annum equal to 8%. Interest may be paid at the option of the Company for the first year from the date of the notes (subsequently extended for another year during the second quarter of 2002) by issuing additional convertible notes and warrants with the same terms as above. The Company has elected to pay the interest due on the notes from inception through December 31, 2002 by issuing additional notes and warrants. In addition, 70,000 warrants were issued to the placement agent for the transaction at an exercise price of $1.00 per share. Total warrants issued to investors were valued at $142,000 under the provisions of APB No.14 and EITF 00-27, and will be amortized as additional interest expense over the life of the debt. Amortization expense for the year ended December 31, 2002 and 2001 amounted to $48,000 and $19,000, respectively.

    Under present circumstances, the Company believes that the planned results from operations when combined with the proceeds from the new BFI credit facility, will be adequate to fund its operations for at least the next twelve months.

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

RISK FACTORS

OUR REVENUE IS CURRENTLY HIGHLY CONCENTRATED WITH ONE CUSTOMER AND A SIGNIFICANT REDUCTION IN THEIR BUSINESS COULD HAVE A MATERIALLY ADVERSE FINANCIAL CONSEQUENCE.

      The Company has a very high concentration of revenues from a single customer (see Item 1 Customers and Markets). If the customer were to significantly reduce its level of business with the Company, or change the terms under which it is willing to do business with the Company or substantially delay payments due to the Company, the Company's business could be adversely affected and there can be no assurance that the Company would be able to continue as a going concern.

OUR LIMITED OPERATING HISTORY, INCLUDING THE UNCERTAINTY OF OUR FUTURE PERFORMANCE AND ABILITY TO MAINTAIN OR IMPROVE OUR FINANCIAL AND OPERATING SYSTEMS, MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

    Our Company was organized in July 1997 and we completed our initial public offering in April 1998. Our limited operating history, which includes the roll-up of multiple businesses and related financial and operating systems, and a number of restructuring actions, makes it difficult to evaluate our business. In addition, beginning in the fourth quarter of 2000, the Company recruited a completely new executive management team and replaced virtually the entire sales force. Four senior members of the new management team were separated from the Company in late 2001 through late 2002 and we dramatically reduced our sales resources. The limited history of the performance of the remaining management and sales team, the uncertainty of our future performance and ability to maintain or improve our financial, sales and operating systems, procedures and controls increase the risk that the value of our common stock may decline.

WE MAY BE UNABLE TO MAINTAIN OR IMPROVE OUR PROFITABILITY BY INCREASING NET SALES, EXPANDING THE RANGE OF OUR SERVICES OR ENTERING NEW MARKETS.

    There can be no assurance that we will be able to maintain or improve the profitability and/or expand the net sales of our business or any subsequently acquired businesses. Various factors, including demand for outsourcing services and enterprise-level software application implementation services, and our ability to expand the range of our services and to successfully enter new markets, may affect our ability to maintain or increase the net sales of our business or any subsequently acquired businesses. Many of these factors are beyond the control of our company. In addition, in order to effectively manage growth, we must expand and improve our operational, financial and other internal systems and attract, train, motivate and retain qualified employees. In many cases, we may be required to fund substantial expenditures related to growth and client acquisition initiatives in advance of potential revenue streams generated from such initiatives. Expenditures related to our growth and client acquisition initiatives may negatively affect our operating results, and we may not realize any incremental revenue from our growth and client acquisition efforts.

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

    BrightStar has not had and does not expect to have in the foreseeable future the financial resources to retain on our payroll significant consulting resources that are not regularly billable. However, our success depends in large part upon our ability to continue to attract, train, motivate and retain highly skilled and experienced technical employees. Qualified technical employees periodically are in great demand and may be unavailable in the time frame required to satisfy our clients' requirements. Other providers of technical staffing services, systems integrators, providers of outsourcing services, computer consulting firms and temporary personnel agencies provide intense competition for IT professionals with the skills and experience required to perform the services offered by our Company. While consulting resources are reasonably available currently, competition for these professionals periodically has been high in recent years, and we expect such competition to resume at some point in the future. There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of technical personnel or our inability to hire or retain sufficient technical personnel could impair our ability to secure and complete client engagements and could harm our business.

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

        o the ability to complete fixed fee engagements, if any, in a timely and profitable manner;

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

ANY ACQUISITIONS WE MAKE COULD RESULT IN DIFFICULTIES IN SUCCESSFULLY MANAGING OUR BUSINESS AND CONSEQUENTLY HARM OUR FINANCIAL CONDITION.

    As an integral part of our business strategy, we may seek to expand by acquiring additional information technology related businesses or unrelated lines of business. We cannot accurately predict the timing, size and success of our acquisition efforts and the associated capital commitments. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities available to us and may lead to higher acquisition prices. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses, if any, into our Company, without substantial costs, delays or other operational or financial difficulties. In addition, acquisitions involve a number of other risks, including:

        o   failure of the acquired businesses to achieve expected results;

        o   diversion of management's attention and resources to acquisitions;

        o failure to retain key customers or personnel of the acquired businesses; and

        o risks associated with unanticipated events, liabilities or contingencies.

    Client dissatisfaction or performance problems at a single acquired firm could negatively affect the reputation of our Company. The inability to acquire businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies could result in dilution, unfavorable accounting charges and difficulties in successfully managing our business.

OUR INABILITY TO OBTAIN CAPITAL, USE INTERNALLY GENERATED CASH OR DEBT, OR USE SHARES OF OUR COMMON STOCK TO FINANCE FUTURE ACQUISITIONS COULD IMPAIR THE GROWTH AND EXPANSION OF OUR BUSINESS.

    Reliance on internally generated cash or debt to complete acquisitions could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on our market value from time to time and the willingness of potential sellers to accept it as full or partial payment. Using shares of our common stock for this purpose also may result in significant dilution to then existing stockholders. To the extent that we are unable to use our common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital for this purpose through debt or additional equity financings. No assurance can be given that we will be able to obtain the necessary capital to finance a successful acquisition program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of expansion. In addition to requiring funding for acquisitions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (i) obtain additional capital on acceptable terms, (ii) to use internally generated cash or debt to complete acquisitions because it significantly limits our operational or financial flexibility, or (iii) to use shares of our common stock to make future acquisitions may hinder our ability to actively pursue our acquisition program.

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

    It is possible that competition in the IT services industry could increase in the future, partly due to low barriers to entry. Increased competition could result in price reductions, reduced margins or loss of market share for us and greater competition for qualified technical personnel. There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition among IT services companies results in a deterioration of market conditions for IT services companies, we could lose market share to our competitors.

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

    In addition, a small percentage of our projects are billed on a fixed-fee basis. While very small at present, as a result of competitive factors or other reasons, we could increase the number and size of projects billed on a fixed-fee basis. Our failure to estimate accurately the resources and related expenses required for a fixed-fee project, or failure to complete contractual obligations in a manner consistent with the project plan upon which a fixed-fee contract is based, could give rise to additional claims.

OUR FAILURE TO KEEP PACE WITH THE RAPID TECHNOLOGICAL CHANGES IN THE INFORMATION TECHNOLOGY INDUSTRY OR NEW INDUSTRY STANDARDS MAY RENDER OUR SERVICE OFFERINGS OBSOLETE.

    Our success will depend in part on our ability to enhance our existing service offerings, to develop and introduce new service offerings and to train our consultants in order to keep pace with continuing changes in IT, evolving industry standards and changing client preferences. There can be no assurance that we will be successful in addressing these issues or that, even if these issues are addressed, we will be successful in the marketplace. In addition, products or technologies developed by others may render our services noncompetitive or obsolete. Our failure to address these issues successfully could cause our revenues to decrease and impede our growth.

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

    Many of the Company's engagements involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. The Company's failure or inability to meet a client's expectations in the performance of its services could result in a material adverse change to the client's operations and therefore could give rise to claims against the Company or damage the Company's reputation. In addition, the Company is exposed to various risks and liabilities associated with placing its employees and consultants in the workplaces of others, including possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. While BrightStar has no outstanding claims of this type at this time, there can be no assurance that the Company will not experience such claims in the future. If claims are successfully brought against the Company as a result of the Company's performance on a project, or if the Company's reputation is damaged, there could be a material adverse effect on the Company. Additionally, the Company could experience adverse effects resulting from the integration of acquired companies.

Restructuring

    We have undergone significant managerial and operational changes in connection with our past corporate restructurings. Although we believe the restructurings will provide long-term benefits, there can be no assurance that these efforts will be successful. In addition, although the Company believes it has recognized substantially all of the costs of the restructuring, additional costs may be incurred as the restructuring continues.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates. The Company in the year ended 2002 and previous years was exposed to market risk because of competitive pressures on our billing rates. Changes in foreign currency exchange rates as measured against the U.S. dollar and currencies of the Company's subsidiaries and prior operations in Australia were associated only with the contingent realization of an earn-out provision associated with the sale in 2000 of our Australian subsidiary. The Company in 2001 and 2002 realized no market risk associated with the earn-out provision, since the Company has been informed that it is not entitled to receive any payments under the earn-out.

    The Company's credit facility with BFI bears interest at variable rates; therefore, the Company's results of operations would only be affected by interest rate changes to the bank debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements are included as an exhibit as described in Item 15.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company filed a current report on Form 8-K on November 15, 2002, which announced a change in the Company's certifying accountants.

                                    PART III

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

    Based on its review of such forms that it received, or written representations from reporting persons that no other Forms 5 were required for such persons, the Company believes that, during fiscal 2002, all Section 16(a) filing requirements were satisfied on a timely basis, except for Mr. Wagda and Mr. Czaja whose statements of changes in beneficial ownership (reflecting the receipt of convertible securities in lieu of interest on previously-reported convertible securities) were due on October 3, 2002, but were filed in January 2003.

ITEM 11: EXECUTIVE COMPENSATION

    The following table contains information concerning compensation earned by the Chief Executive Officer and our Vice President - Finance and Principal Accounting Officer of Brightstar as of the end of 2002, and our former Chief Financial Officer and former Senior Vice President of Operations, each of whom would have been among our most highly compensated executive officers as of the end of fiscal 2002 had they continued to serve as an executive officer through the end of the year.

                           SUMMARY COMPENSATION TABLE

                                                          ANNUAL                     LONG TERM
                                                       COMPENSATION                COMPENSATION
                                                       ------------                ------------
                                                                                    SECURITIES
                                                                                    UNDERLYING        ALL OTHER
                                   TITLE                 SALARY(s)      BONUS(s)     OPTIONS        COMPENSATION
                                   -----               ------------    ----------  ------------     ------------

      Joseph A. Wagda     Chairman, Chief         2002  $291,664       $25,000(5)   750,000 (2)      $36,750(3)
                          Executive Officer and
                          Interim Chief
                          Financial Officer (6)   2001   241,133        45,000(1)   780,060 (2)           --
      Kenneth A. Czaja    Former Executive Vice   2002   162,947(4)         --      250,000 (2)       12,250(3)
                          President and Chief
                          Financial Officer (6)
                                                  2001   115,993        15,000(1)   200,000 (2)           --
      Paul C. Kosturos    Vice President          2002   113,667         5,000       60,000               --
                          Finance and Principal
                          Accounting Officer (6)
                                                  2001    47,029            --       30,000               --
      Thomas S. Krause    Former Senior Vice      2002    82,357(4)         --      100,000
                          President of
                          Operations (6)          2001   149,959            --      100,000               --


(1) For the year ended December 31, 2001, Mr. Wagda and Mr. Czaja were awarded bonuses of $45,000 and $15,000 respectively. On February 15, 2002, the compensation committee voted to issue fully-vested stock outside the Company's 1997 and 2000 Long-Term Incentive Plans ("the Plans") to Mr. Wagda and Mr. Czaja of 750,000 and 250,000 shares, respectively, upon Mr. Wagda and Mr. Czaja's election to receive said shares in full satisfaction of their cash bonuses awarded in 2001. Mr. Wagda and Mr. Czaja subsequently elected to receive 750,000 and 250,000 shares of the Company's common stock, respectively, effective February 15, 2002, as full payment of their bonuses for fiscal 2001.

(2) On February 15, 2002, the compensation committee voted to take actions that resulted in restricted stock awards to Mr. Wagda and Mr. Czaja of 750,000 and 250,000 shares, respectively. In return for the granting of these shares, all stock options previously granted to Mr. Wagda and Mr. Czaja totaling 780,060 and 500,000 shares (including 300,000 option shares granted to Mr. Czaja on February 12, 2002), respectively, were cancelled. The restricted stock grants were issued inside the Plans and vest monthly over a 2-year period.

(3) Included in Mr. Wagda's and Mr. Czaja's other compensation for 2002 are $36,750 and $12,250, respectively, which represents the value of the restricted stock grants on February 15, 2002, which were reported as income during 2002.

(4) Mr. Czaja's and Mr. Krause's employment with the Company terminated on October 31 and May 31, 2002, respectively. Mr. Czaja's 500,000 shares of restricted stock and Mr. Krause's 100,000 options from 2001 were fully vested upon their separation from the Company.

(5) Mr. Wagda was awarded as a bonus for 2002, an additional month of paid vacation. The cash value of the award is included in the chart based on his salary at the time of the award.

(6) Mr. Wagda, Mr. Czaja, Mr. Kosturos and Mr. Krause are the Named Executive Officers of the Company (the "Named Executive Officers").

STOCK OPTIONS

    The following table contains information concerning the grant of stock options and restricted stock awards to each of our named executive officers included in the Summary Compensation Table during 2002 (inside and outside the Plans).

                     STOCK OPTION GRANTS IN 2002 FISCAL YEAR

                                                     INDIVIDUAL GRANTS
                         -----------------------------------------------------------------------
                             NUMBER OF        % OF TOTAL
                            SECURITIES          OPTIONS
                            UNDERLYING        GRANTED TO          EXERCISE
                              OPTIONS        EMPLOYEES IN           PRICE           EXPIRATION     GRANT DATE
         NAME                 GRANTED         FISCAL YEAR          ($/SH)              DATE          VALUE(1)
---------------------    ---------------   ----------------   ---------------    ---------------   -----------
   Joseph A. Wagda                --(2)             --                 --                 --              --

   Kenneth A. Czaja          300,000(2)             20%              0.05              Cancelled     $18,000

   Paul C. Kosturos           60,000                 4%              0.05                2/2012      $ 3,600

   Thomas S. Krause          100,000(4)              7%              0.05              Cancelled     $ 6,000


    (1) Based on Black-Scholes model and assumes a risk free interest rate of 2%, price volatility of 123% and a dividend yield of 0%.

    (2) On February 15, 2002, the compensation committee voted to take actions that resulted in restricted stock awards to Mr. Wagda and Mr. Czaja of 750,000 and 250,000 shares, respectively. In return for the granting of these shares, all stock options previously granted to Mr. Wagda and Mr. Czaja totaling 780,060 and 500,000 shares (including 300,000 option shares granted to Mr. Czaja on February 12, 2002), respectively, were cancelled. The restricted stock grants were issued inside the Plans and vest monthly over a 2-year period. These stock awards are not included in the chart above.

    (3) Upon the separation of Mr. Czaja in October 2002, the remaining unvested portion of Mr. Czaja's stock award shares, totaling 166,667, were fully-vested by the Board of Directors, with certain conditions.

    (4) According to Mr. Krause's separation agreement, Mr. Krause had until December 31, 2002 to exercise his vested options. Mr. Krause did not exercise his options as of December 31, 2002 and therefore all options granted to him were cancelled.

AGGREGATED OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUES

     The following table sets forth information for each of our named executive officers included in the Summary Compensation Table with respect to options to purchase our Common stock held as of December 31, 2002.

                                                                  NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS/AWARDS
                         SHARES ACQUIRED        VALUE           OPTIONS AT 12/31/02(#)(1)               AT 12/31/02($)(2)
                         ON EXERCISE(#)      REALIZED($)        EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
                     --------------------- --------------  ---------------------------------     ------------------------------
NAME
Joseph A. Wagda.....          --                 --                        --                                  --
Kenneth A. Czaja....          --                 --                        --                                  --
Paul C. Kosturos....          --                 --                  14,167/75,833                             -- (4)
Thomas S. Krause....          --                 --                        --                                  --

----------

    (1) No stock appreciation rights (SARs) were outstanding during 2002.

    (2) The closing price of our common stock at December 31, 2002 was $0.01 per share.

    (3) A February 15, 2002 award of 750,000 restricted shares of common stock to Mr. Wagda, which was awarded in exchange for the cancellation of 780,060 previously granted stock options held by Mr. Wagda, and a February 15, 2002 award of 250,000 restricted shares of common stock to Mr. Czaja, which was awarded in exchange for the cancellation of 500,000 previously granted stock options held by Mr. Czaja, are not reflected in this chart.

    (4) Mr. Kosturos's unexercised options as of December 31, 2002, were not in the money and therefore no value has been assigned.

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

    Directors who are not officers of BrightStar also participate in the 1997 and 2000 Plans. Under the 1997 and 2000 Plans, options to purchase 10,000 shares of our common stock are automatically granted to each non-employee director on the date such director is for the first time elected or appointed to the Board of Directors. Thereafter, each such director is automatically granted options to purchase 10,000 shares on the date of each annual stockholders meeting provided that such options shall be reduced by that portion of the prior twelve-month period in which a director was not a director of the Company. The exercise price for all non-employee director options granted under the 1997 and 2000 Plans is 100% of the fair market value of the shares as of the grant date. All such options are immediately exercisable and expire no later than ten years after the date of grant, unless sooner exercised. All outstanding director options as of February 12, 2002 were repriced to $0.05 per share (see Item #6: Selected Consolidated Financial Data).

EMPLOYMENT AGREEMENTS

    Mr. Wagda entered into a two-year employment contract with the Company on February 15, 2002. The terms of the agreement include annual salary compensation of $300,000 beginning May 1, 2002 and $350,000 beginning May 1, 2003, the immediate vesting of stock awards upon a qualifying termination or a change of control and 12 months severance pay in the event of a qualifying termination. Mr. Wagda also received 750,000 restricted shares of common stock effective February 15, 2002, which vest monthly over a 2-year period. In return for the stock award, all stock options previously granted, totaling 780,060, were cancelled. The agreement also calls for a bonus of up to 200% of base salary. For the year ended December 31, 2002, Mr. Wagda was given as a bonus an additional month of paid vacation, having an approximate value of $25,000. For 2003, the bonus will be based on the achievement of agreed-upon performance goals. Mr. Wagda may also be awarded restricted stock or stock options as incentive compensation in the future at the discretion of the Board of Directors. Mr. Wagda is eligible to participate in all of the Company's employee benefit plans.

    Mr. Czaja entered into an employment agreement with the Company in April 2001. Mr. Czaja's agreement provided for a base salary of $175,000. Effective May 1, 2002, Mr. Czaja's annual salary was increased to $200,000. Mr. Czaja also received 250,000 restricted shares of common stock effective February 15, 2002, which vest monthly over a 2-year period. In return for the stock award, all stock options previously granted totaling 500,000 (including 300,000 option shares granted on February 12, 2002), were cancelled. Mr. Czaja also was eligible to receive a bonus of up to a total of 50% of his base salary based upon the achievement of certain operating results of the Company. Mr. Czaja's employment was terminable without cause upon six month's notice and Mr. Czaja was entitled to six months severance if terminated upon a change of control. Mr. Czaja separated from the Company on October 31, 2002. Upon the separation of Mr. Czaja, the remaining unvested portion of Mr. Czaja's shares, totaling 166,667, were fully-vested by the Board of Directors, with certain conditions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 2002, non-employee directors Ms. Barrett and Mr. Zwahlen served as members of the Compensation Committee. None of the Compensation Committee members or Named Executive Officers have any relationship that must be disclosed under this caption.

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

        o A significant portion of the officers' compensation will depend upon the achievement of challenging performance goals for BrightStar and our various business units and officers; and

        o BrightStar will align the interests of its officers with those of our stockholders - therefore, stock-based compensation will constitute a significant portion of compensation.

    Total Annual Compensation. Each officer's target total annual compensation (that is, salary plus bonus) is determined by the Committee upon review of all applicable factors.

    Bonuses. Pursuant to their employment agreements, Mr. Wagda is eligible to receive a bonus of up to 200% of base salary based upon the achievement of agreed-upon performance goals. The actual bonus (that is, the percentage of the target bonus) that any officer (other than the Named Executive Officers, as defined below) actually receives depends on the achievement of both corporate and individual objectives and financial performance goals. Typical business unit objectives include, for example, revenue and profitablility objectives.

    Stock-Based Compensation. The Committee strongly believes that stock-based compensation (options and/or restricted stock) motivates the officers to maximize stockholder value and to remain with BrightStar despite a very competitive marketplace. Generally, all BrightStar stock options and shares of restricted stock have a per share exercise or purchase price approximating the fair market value of our stock as of the grant date, except for certain identified re-pricing actions. The number of options or shares of restricted stock granted to each officer and related vesting schedule are determined based on the officer's position at BrightStar, his or her individual performance, the number of options or restricted shares the executive already holds and other factors, including an estimate of the potential value of the options or restricted shares.

    In fiscal 2002, the Committee made these determinations for the Named Executive Officers and other senior officers. For all other grants, the Chief Executive Officer (Mr. Wagda) made these determinations, in consultation with the Committee.

    Compensation of Chief Executive Officer. The Committee believes the Chief Executive Officer's compensation should be tied directly to the performance of BrightStar and in line with stockholder objectives. As a result, Mr. Wagda's compensation includes a significant restricted stock and/or stock option component.

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

COMPANY STOCK PERFORMANCE

    The following graph sets forth a comparison of the cumulative total share owner return on the Company's Common Shares for the period beginning April 17, 1998, the date Common Shares began trading on the Nasdaq National Market, and ending December 31, 2002, the last trading day in fiscal 2002, as compared with the cumulative total return of the S&P 500 Index and a Peer Group Index. The Peer Group consists of the Nasdaq Computer & Data Processing Index. This graph assumes an investment of $100 on April 17, 1998 in each of Common Shares, the S&P 500 Index and the Peer Group Index, and assumes reinvestment of dividends, if any. The Company was subsequently transferred to the OTC Bulletin Board on July 23, 2001 (see Item #5: Market for Registrant's Common Equity and Related Stock Matters). The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

                                     (CHART)




                       4/17/1998        12/98          12/99          12/00         12/01           12/02
                      ----------     ----------     ----------     ----------     ----------     ----------

BRIGHTSTAR
INFORMATION               100.00          60.58          63.46           2.88           0.44           0.08
TECHNOLOGY GROUP
S & P 500                 100.00         112.84         136.58         124.15         109.39          85.22
NASDAQ COMPUTER &
DATA PROCESSING           100.00         135.02         297.03         136.71         110.08          75.91




ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth certain information with respect to all of the Company's Equity Compensation Plans at December 31, 2002:

                                 Issued restricted shares
                               and number of securities to    Weighted-average exercise or       Number of securities
                                be issued upon exercise of    stated price of outstanding      remaining available for
                                   outstanding options,      options, warrants, rights and      future issuance under
      Plan category                warrants and rights              restricted stock          equity compensation plans
      -------------            ---------------------------   -----------------------------    -------------------------
Equity compensation plans
  approved by security holders:
 Price  $0.01 - $0.10                    2,461,301                       $0.05
 Price  $0.29 - $1.00                      187,900                       $0.91
 Price  $6.00                              120,000                       $6.00
                                         ---------
    Subtotal                             2,769,201                       $0.37                        3,230,799
Equity compensation plans
 not approved by security
 holders
 Price  $0.06                            1,000,000                       $0.06
 Price  $1.00                               40,000                       $1.00
                                         ---------
        Subtotal                         1,040,000                       $0.10                           N/A
          Total                          3,809,201(1)

    (1) This total includes 2,000,000 shares of restricted common stock that are already included in total outstanding shares as of December 31, 2002.

    As of December 31, 2002, equity compensation plans not approved by security holders consist of 40,000 options with an exercise price of $1.00 per share to the son of Mr. Wagda, the Company's CEO, who worked as an independent contractor for the Company on special projects during the fourth quarter of 2000 and the first quarter of 2001. His compensation consisted of cash payments of $18,600 for 2001 and the 40,000 options. Also included is stock issued in lieu of the cash bonuses awarded in 2001 to Mr. Wagda and Mr. Czaja. On February 15, 2002, the compensation committee of the Board of Directors voted to issue fully-vested stock outside the Plans to Mr. Wagda and Mr. Czaja of 750,000 and 250,000 shares, respectively, in full satisfaction of cash bonuses awarded for 2001.

    The following table contains certain information regarding beneficial ownership of our common stock as of March 15, 2003 by (i) persons known to us to be the beneficial owner of more than 5% of our common stock, and their respective addresses (ii) each of our current directors, (iii) the Chief Executive Officer and each of our other executive officers, and (iv) all directors and executive officers as a group.

                                                                              SHARES BENEFICIALLY OWNED
                                                                 --------------------------------------------------
                                                                       NUMBER(1)                     PERCENT
                                                                 --------------------          --------------------
      5% BENEFICIAL OWNERS:

                None

NON-EMPLOYEE DIRECTORS:(2)
  Jennifer T. Barrett .................................                       160,000                           1.0%
  W. Barry Zwahlen ....................................                       160,000                           1.0%
  Thomas A. Hudgins ...................................                       294,343                           1.9%
 EXECUTIVE OFFICERS:(3)
  Joseph A. Wagda .....................................                     2,538,506                          15.8%
  Kenneth A. Czaja ....................................                       554,916                           3.6%
  Paul C. Kosturos ....................................                        43,333                           0.3%
  Thomas S. Krause ....................................                       318,085                           2.1%
 All directors and executive officers as a
  group (7 persons) ...................................                     4,069,183                          24.1%


----------

    (1) Represents shares held directly and indirectly and with sole voting and investment power, except as noted, or with voting and investment power shared with a spouse.

    (2) Includes immediately exercisable options to purchase 160,000 shares of common stock, for Ms. Barrett, Mr. Zwahlen and Mr. Hudgins.

    (3) Includes options that will be exercisable immediately or within 60 days to purchase 4,167 shares of common stock for Mr. Kosturos. It includes convertible common stock of 721,656, 47,752 and 119,378 for Messrs. Wagda, Czaja and Krause, respectively. It also includes common stock warrants in conjunction with the convertible notes of 108,250, 7,164 and 17,907 for Messrs. Wagda, Czaja and Krause, respectively.

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

ITEM 14: CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our principal accounting officer, after evaluating the effectiveness of the company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

    (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. Consolidated Financial Statements

    The following financial statements and notes thereto, and related Independent Auditors Report, are filed as part of this Form 10-K as follows:

    Independent Auditors' Reports

        Consolidated Balance Sheets at December 31, 2002 and 2001.

        Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

        Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000.

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

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

    (b) Reports on Form 8-K

        The Company filed a current report on Form 8-K on November 15, 2002, which announced a change in the Company's certifying accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in Pleasanton, State of California, on the 28th day of March 2003.

                                   BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.


                                   By: /s/ Joseph A. Wagda
                                      ------------------------------------------
                                       Joseph A. Wagda
                                       Chief Executive Officer
                                       (Principal Executive Officer)

    Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on March 28, 2003:

         SIGNATURE                                 TITLE                        DATE
-------------------------------  ----------------------------------------  --------------

    /s/ Joseph A. Wagda          Chief Executive Officer, Interim Chief    March 28, 2003
-------------------------------  Financial Officer and Chairman of the
    Joseph A. Wagda              Board of Directors
                                 (Principal Executive Officer)

    /s/ Paul C. Kosturos         Vice President-Finance, Principal         March 28, 2003
-------------------------------  Accounting Officer, Corporate
     Paul C. Kosturos            Controller and Secretary

    /s/ Jennifer T. Barrett      Director                                  March 28, 2003
-------------------------------
    Jennifer T. Bartlett

    /s/ W. Barry Zwahlen         Director                                  March 28, 2003
-------------------------------
    W. Barry Zwahlen

    /s/ Thomas A. Hudgins        Director                                  March 28, 2003
-------------------------------
    Thomas A. Hudgins

I, Joseph A. Wagda, certify that:

    1. I have reviewed this annual report on Form 10-K of BrightStar Information Technology Group, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
BY: /s/ Joseph A. Wagda
   ----------------------------
Joseph A. Wagda
Chairman and Chief Executive Officer

I, Paul C. Kosturos, certify that:

    1. I have reviewed this annual report on Form 10-K of BrightStar Information Technology Group, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        b) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
BY: /s/ Paul C. Kosturos
   ----------------------------
Paul C. Kosturos
Principal Accounting Officer and Secretary

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
BrightStar Information Technology Group, Inc.


We have audited the accompanying consolidated balance sheet of BrightStar Information Technology Group, Inc as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrightStar Information Technology Group, Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principals generally accepted in the United States of America.



/s/ STONEFIELD JOSEPHSON, INC.

Walnut Creek, California
January 29, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
BrightStar Information Technology Group, Inc.

    We have audited the accompanying consolidated balance sheet of BrightStar Information Technology Group, Inc., a Delaware corporation, as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrightStar Information Technology Group, Inc. as of December 31, 2001 and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California
February 15, 2002

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,    DECEMBER 31,
                                                                                       2002            2001
                                                                                   ------------    ------------

                                                     ASSETS
Current assets:
  Cash .........................................................................   $        160    $        185
  Trade accounts receivable, net of allowance for doubtful
  accounts of $140 in 2002 and $300 in 2001 ....................................            716           1,947
  Income tax receivable ........................................................             --             105
  Unbilled revenue .............................................................             41              --
  Prepaid expenses and other ...................................................            154             286
                                                                                   ------------    ------------
    Total current assets .......................................................          1,071           2,523
Property and equipment .........................................................            435             427
  Less-accumulated depreciation ................................................           (362)           (256)
                                                                                   ------------    ------------
  Property and equipment, net ..................................................             73             171
Goodwill .......................................................................          1,748          11,648
Other ..........................................................................             --              44
                                                                                   ------------    ------------
    Total assets ...............................................................   $      2,892    $     14,386
                                                                                   ============    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit ...............................................................   $         --    $        419
  Accounts payable .............................................................            169             791
  Accrued salaries and other expenses ..........................................            468           1,129
  Corporate legacy liabilities .................................................             94             871
  Legacy liabilities of insolvent subsidiary ...................................             --           1,467
  Deferred revenue .............................................................             --              25
                                                                                   ------------    ------------
    Total current liabilities ..................................................            731           4,702
Convertible notes payable, net .................................................          1,086             948
Corporate legacy liabilities - long term .......................................             11             464
Other liabilities ..............................................................             25              41
Commitments and contingencies ..................................................             --              --
Stockholders' equity:
  Common stock, $0.001 par value; 72,000,000 and 35,000,000 shares authorized in 2002 and 2001, respectively; 15,284,288 and 13,264,288 shares issued and outstanding in 2002 and 2001 (excluding 255,000 shares
   held in treasury), respectively .............................................             16              14
  Additional paid-in capital ...................................................         99,902          99,732
  Unearned compensation ........................................................            (47)             --
  Treasury stock ...............................................................           (118)           (118)
  Accumulated deficit ..........................................................        (98,714)        (91,397)
                                                                                   ------------    ------------
    Total stockholders' equity .................................................          1,039           8,231
                                                                                   ------------    ------------
    Total liabilities and stockholders' equity .................................   $      2,892    $     14,386
                                                                                   ============    ============

                 See notes to consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEAR ENDED DECEMBER 31,
                                                --------------------------------------------
                                                    2002            2001            2000
                                                ------------    ------------    ------------

Revenue .....................................   $      9,407    $     19,471    $     61,612
Cost of revenue .............................          6,328          13,403          42,442
                                                ------------    ------------    ------------
Gross profit ................................          3,079           6,068          19,170
Operating expenses:
  Selling, general and administrative .......          2,939           6,119          27,369
  Restructuring charge ......................             --           2,011           2,237
  Settlements of accrued liabilities ........           (260)             --              --
  Impairment of goodwill ....................             --              --          42,479
  Goodwill amortization .....................             --             352           1,376
  Depreciation and amortization .............            106           1,248           1,868
                                                ------------    ------------    ------------
  Total operating expenses ..................          2,785           9,730          75,329

  Income (loss) from operations .............            294          (3,662)        (56,159)
  Settlements of legacy liabilities
   and other  income (expense) ..............          2,363           1,157             (19)
  Interest expense, net .....................           (157)           (249)           (519)
                                                ------------    ------------    ------------
  Income (loss) from continuing
   operations  before income taxes ..........          2,500          (2,754)        (56,697)
Income tax provision (benefit) ..............           (128)             --           1,531
                                                ------------    ------------    ------------

Income (loss) from continuing
operations ..................................          2,628          (2,754)        (58,228)
Discontinued operations:
  Loss from discontinued
    operations, net of tax ..................             --              --            (910)
  Income on disposal of discontinued
    operations, net of tax ..................             --              17              --
                                                ------------    ------------    ------------
  Total discontinued operations .............             --              17            (910)
                                                ------------    ------------    ------------
Income (loss) before cumulative
   effect of change in accounting
   principle ................................          2,628          (2,737)        (59,138)
Cumulative effect on prior years of
   retroactive application of new
   goodwill methods, net of tax .............         (9,945)             --              --
                                                ------------    ------------    ------------
  Net loss ..................................   $     (7,317)   $     (2,737)   $    (59,138)
                                                ============    ============    ============

Net income (loss) per share (basic
  and diluted):
  Continuing operations .....................   $       0.18    $      (0.21)   $      (5.85)
  Discontinued operations ...................             --              --           (0.09)
  Change in accounting principle ............          (0.66)             --              --
                                                ------------    ------------    ------------
  Net loss ..................................   $      (0.48)   $      (0.21)   $      (5.94)
                                                ============    ============    ============


Weighted average shares outstanding
  (basic and diluted): ......................     15,020,562      13,291,625       9,959,995
                                                ============    ============    ============



                 See notes to consolidated financial statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 COMMON STOCK          ADDITIONAL
                                                          --------------------------    PAID-IN-      UNEARNED       TREASURY
                                                             SHARES        AMOUNT       CAPITAL     COMPENSATION       STOCK
                                                          ------------  ------------  ------------  ------------   ------------
Balance, January 1, 2000 ...............................     8,642,034  $          9  $     89,793  $         --   $         --
  Stock issued in private placement ....................       709,555             1         6,103            --             --
  Exercise of stock warrants ...........................     1,525,000             1            --            --             --
  Stock issued in connection with acquisition of ISC ...       668,468             1         2,448            --             --
  Net loss .............................................            --            --            --            --             --
  Other comprehensive loss .............................            --            --            --            --             --
                                                          ------------  ------------  ------------  ------------   ------------
Balance, December 31, 2000 .............................    11,545,057            12        98,344            --             --
  Common stock issued in settlement of debt ............     1,874,231             2         1,172            --             --
  Stock/options issued to employees/board members ......       100,000            --            74            --             --
  Warrants issued with convertible notes ...............            --            --           142            --             --
  Treasury stock .......................................      (255,000)           --            --            --          (118)
  Net loss .............................................            --            --            --            --             --
                                                          ------------  ------------  ------------  ------------   ------------
Balance, December 31, 2001 .............................    13,264,288            14        99,732            --           (118)
  Warrants issued with convertible notes ...............            --            --             7            --             --
  Compensation expense associated with stock options ...            --            --            18           (17)            --
  Common stock option repricing ........................            --            --            17           (16)            --
  Compensation expense associated with restricted
     stock .............................................     1,000,000             1            59           (55)            --
  Amortization of unearned compensation ................            --            --            --            41             --
  Common stock issued to executive officers ............     1,000,000             1            59            --             --
  Common stock issued for settlement of
     legacy liabilities ................................        20,000            --            10            --             --
  Net income ...........................................            --            --            --            --             --
                                                          ------------  ------------  ------------  ------------   ------------
Balance, December 31, 2002 .............................    15,284,288  $         16  $     99,902  $        (47)  $       (118)
                                                          ============  ============  ============  ============   ============


                                                          ACCUMULATED
                                                             OTHER                        TOTAL
                                                         COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'  COMPREHENSIVE
                                                         INCOME (LOSS)     DEFICIT        EQUITY      INCOME (LOSS)
                                                         ------------   ------------   ------------   ------------
Balance, January 1, 2000 ..............................  $        171   $    (29,522)  $     60,451
  Stock issued in private placement ...................            --             --          6,104
  Exercise of stock warrants ..........................            --             --              1
  Stock issued in connection with acquisition
    of ISC ............................................            --             --          2,449
  Net loss ............................................            --        (59,138)       (59,138)  $    (59,138)
  Other comprehensive loss ............................          (171)            --           (171)          (171)
                                                         ------------   ------------   ------------   ------------
Balance, December 31, 2000 ............................            --        (88,660)         9,696   $    (59,309)
                                                                                                      ============
 Common stock issued in settlement of debt ............            --             --          1,174
 Stock/options issued to employees/board
    members ...........................................            --             --             74
 Warrants issued with convertible notes ...............            --             --            142
 Treasury stock .......................................            --             --           (118)
 Net loss .............................................            --         (2,737)        (2,737)  $     (2,737)
                                                         ------------   ------------   ------------   ------------
Balance, December 31, 2001 ............................            --        (91,397)         8,231   $     (2,737)
                                                                                                      ============
 Warrants issued with convertible notes ...............            --             --              7
 Compensation expense associated with stock
    options ...........................................            --             --              1
 Common stock option repricing ........................            --             --              1
 Compensation expense associated with restricted
    stock .............................................            --             --              5
 Amortization of unearned compensation ................            --             --             41
 Common stock issued to executive officers ............            --             --             60
 Common stock issued for settlement of legacy
    liabilities .......................................            --             --             10
 Net income ...........................................            --         (7,317)        (7,317)  $     (7,317)
                                                         ------------   ------------   ------------   ------------
Balance, December 31, 2002 ............................  $         --   $    (98,714)  $      1,039   $     (7,317)
                                                         ============   ============   ============   ============



                 See notes to consolidated financial statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            YEAR ENDED       YEAR ENDED       YEAR ENDED
                                                           DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                               2002             2001             2000
                                                           ------------     ------------     ------------

Operating activities:
  Net loss ............................................    $     (7,317)    $     (2,737)    $    (59,138)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  (Income) loss from discontinued operations ..........              --              (17)             910
  Noncash gains on settlement of liabilities and
    deconsolidation of subsidiary .....................          (2,345)          (1,699)              --
  Depreciation and amortization .......................             151            1,630            3,244
  Impairment of goodwill ..............................              --               --           42,479
  Changes to allowance for doubtful accounts ..........            (160)             (20)          (1,540)
  Deferred income taxes ...............................              --               --            1,712
  Compensation expense on issuance of common stock ....              --               74               --
  Compensation expense on issuance of common stock
    options and warrants ..............................              47               --               --
  Loss on retirement of property and equipment ........              --              740               --
  Cumulative effect of change in accounting
    principle .........................................           9,945               --               --
  Changes in operating working capital:
    Trade accounts receivable .........................           1,380            4,322            9,817
    Income tax refund receivable ......................             105              538              307
    Unbilled revenue ..................................             (41)              --            1,188
    Prepaid expenses and other assets .................             131               79              616
    Accounts payable ..................................            (590)            (881)            (759)
    Accrued salaries and other accrued expenses .......            (438)            (300)          (4,123)
    Deferred revenue ..................................             (14)            (299)             283
    Corporate legacy liabilities ......................            (452)            (501)              --
    Legacy liabilities of insolvent subsidiary ........              --            1,138               --
    Discontinued operations ...........................              --              353            2,754
                                                           ------------     ------------     ------------
      Net cash provided by (used in) operating
        activities ....................................             402            2,420           (2,250)
Investing activities:
   Proceeds from sale of property and equipment .......              --                9               --
   Proceeds from sale of Australian subsidiary, net of
     cash sold ........................................              --               --              701
   Capital expenditures ...............................              (8)             (11)          (1,224)
                                                           ------------     ------------     ------------
     Net cash used in investing activities ............              (8)              (2)            (523)
Financing activities:
  Net payments under line of credit ...................            (419)          (3,178)          (4,982)
  Net proceeds from issuance of convertible notes
    payable ...........................................              --              945               --
  Net proceeds from issuance of common stock ..........              --               --            6,953
                                                           ------------     ------------     ------------
      Net cash provided by (used in) financing
        activities ....................................            (419)          (2,233)           1,971
Effect of exchange rate changes on cash ...............              --               --             (171)
                                                           ------------     ------------     ------------
Net increase (decrease) in cash .......................             (25)             185             (973)
Cash:
  Beginning of period .................................             185               --              973
                                                           ------------     ------------     ------------
  End of period .......................................    $        160     $        185     $         --
                                                           ============     ============     ============

Supplemental information:
  Interest paid .......................................    $         27     $        183     $        519
                                                           ============     ============     ============
  Income taxes paid ...................................    $          8     $         --     $         --
                                                           ============     ============     ============

                 See notes to consolidated financial statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:



                                                                   YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                  DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                      2002            2001            2000
                                                                  ------------    ------------    ------------

Issuance of common stock at fair value in satisfaction of:
  Severance obligations ......................................              --    $        162              --
  Prior acquisition ..........................................              --    $        892           4,078
  Litigation between the Company and various other
    entities .................................................              --    $        118              --
  Obligations under various rights agreements ................              --    $         74              --
  Corporate legacy liabilities ...............................    $         10              --              --
  Accrued bonuses ............................................    $         60              --              --

Liabilities restructured with notes payable ..................              --    $        473              --

Noncash issuance of common stock warrants at fair
   value  associated with notes payable ......................    $          2    $        142              --

Noncash issuance of convertible notes at face value
   associated with interest due on notes payable .............    $         91    $         16              --

Noncash issuance of notes at face value associated
   with short-term corporate legacy
   liabilities ...............................................    $        211              --              --






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

    Principles of consolidation - The consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 include the accounts of the Company and its wholly-owned subsidiaries. On June 28, 2002 one of the Companies subsidiaries, BRBA, Inc. ("BRBA") (formerly Brian R. Blackmarr & Associates, Inc.) filed for liquidation under Chapter 7 of the bankruptcy code and the Company no longer controls BRBA. As a result, BRBA's financial position has not been included in the Company's consolidated results since the bankruptcy filing date. All significant inter-company accounts and transactions are eliminated in the consolidation.

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

    Property and equipment -- Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over their estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the assets' useful life. Expenditures for repairs and maintenance that do not improve or extend the life of assets are expensed as incurred.

    Goodwill -- Goodwill is the cost in excess of amounts assigned to identifiable assets acquired less liabilities assumed.

    As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets". Thus, effective January 1, 2002, the Company ceased amortizing goodwill recorded in past business combinations. The implementation of the goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess.

    SFAS No. 142 also requires the Company to perform an annual impairment test. The Company has chosen a date of October 1st as its annual testing date.

    Up until December 31, 2001, goodwill recorded in conjunction with the Founding Companies (Companies acquired concurrently with the closing of BrightStar's initial public offering) and all other acquisitions in 1998 was being amortized over 40 years on a straight-line basis. Goodwill associated with the acquisition of ISC in 1999 was being amortized over 20 years on a straight-line basis. Management determined the twenty-year life for Integrated Systems Consulting ("ISC") goodwill based upon the nature of ISC's SAP software consulting practice, along with the assembled workforce of highly skilled consultants and the demand for information technology services. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability, and, if warranted, impairment or adjustments to the period affected is recognized. Total amortization of goodwill from continuing operations for 2002, 2001 and 2000 amounted to $0, $352 and $1,376, respectively. See the "Recent pronouncements" paragraph in Note (1) for the treatment of goodwill for the years beginning on January 1, 2002; also see Note
(5).

    Income taxes -- The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, the Company has recorded a valuation allowance for deferred taxes as of December 31, 2002 and 2001. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made. Income tax receivables are recognized for the actual amounts refundable.

    Revenue recognition -- The Company provides services to customers for fees that are based on time and materials or occasionally, fixed fee contracts. Accordingly, revenue is recognized as consulting services are performed. Unbilled revenue is recorded for contract services provided for which billing has not been rendered. Deferred revenue primarily represents the excess of amounts billed over contract amounts earned. Costs reimbursed by its customers are included in revenue for the periods in which the costs are incurred.

    Concentration of credit risk -- Concentration of credit risk is limited to trade receivables and is subject to the financial conditions of major clients. The Company does not require collateral or other security to support client's receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on trade receivables.

    Earnings per share (EPS) -- Basic EPS is calculated using income available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options, warrants and conversion of notes payable. Potentially dilutive securities, consisting of 5,257,977 shares issuable upon conversion of notes, 972,994 shares issuable upon exercise of warrants, and 1,809,201 shares issuable upon exercise of stock options as of December 31, 2002, are excluded from the computation as their effect is anti-dilutive. Treasury shares of 255,000 at December 31, 2002 and 2001 have also been excluded from the computation from the date of reacquisition. Potentially dilutive securities totaling 8,074,965 and 1,101,637 at December 31, 2001 and 2000, respectively, are excluded from their respective computations, as their effect is antidilutive.

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

    Fair value of financial instruments -- The carrying amounts of certain financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these items. The fair value is not readily determinable for the bank credit facility, convertible notes payable and legacy liabilities because of the past due nature of the legacy liabilities and the lack of comparable credit facilities readily available to the Company. As of December 31, 2002 and 2001, respectively, the bank credit facility and convertible notes payable were collectively carried at $1,086 and $1,367 and the legacy liabilities were carried at $105 and $2,802.

    Recent pronouncements -- In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

    In May 2002, the FASB issued SFAS No.145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Early adoption of the provisions of this Statement related to the rescission of Statement 4 is encouraged. The major provision of this Statement is that under

Statement 4, all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Therefore, since SFAS No. 145 eliminates Statement No. 4, extraordinary gains and losses will no longer be reported. The Company has decided on early adoption and will apply SFAS No. 145 for the year ended December 31, 2002 and reclassify any extraordinary gains in previous years as required by the Statement.

    In July 2001, FASB issued SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these statements and their effective dates for the Company are as follows:

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

    As of January 1, 2002, the Company adopted SFAS No. 142. Thus, effective January 1, 2002, the Company ceased amortizing goodwill recorded in past business combinations. The implementation of SFAS No. 142 consists of a two-step process. See Note (5).

    Other recently issued accounting pronouncements are not relevant to the Company's business.

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

(2) DISCONTINUED OPERATIONS

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

    Summary operating results and financial data for the discontinued operations for 2002, 2001 and 2000 are as follows:

                                          2002            2001            2000
                                      ------------    ------------    ------------
                                        CONTROLS        CONTROLS        CONTROLS
                                      ------------    ------------    ------------
Net revenue ......................    $         --    $         --    $      6,095
Cost of revenue ..................              --              --           4,384
Operating expenses ...............              --              --           1,801
                                      ------------    ------------    ------------
Operating loss ...................              --              --             (90)
Gain (loss) on discontinued
  operations, net of tax .........    $         --    $         17    $       (910)
                                      ============    ============    ============

Current assets ...................    $         --    $         --    $        336
Property and equipment,
  net ............................              --              --              --
Deferred income taxes ............              --              --              --
Goodwill, net ....................              --              --              --
Other assets .....................              --              --              --
                                      ------------    ------------    ------------
  Total assets ...................              --              --             336
Provision for loss until
  disposal .......................              --              --              --
Other current liabilities ........              --              --              --
                                      ------------    ------------    ------------
  Total liabilities ..............              --              --              --
                                      ------------    ------------    ------------
Net assets of discontinued
  operations .....................    $         --    $         --    $        336
                                      ============    ============    ============


    In conjunction with the sale of training business, which was completed in December 1999, the Company sold Mindworks Professional Education Group, Inc. ("Mindworks") back to the original owners. As part of that sale, the Company has two outstanding notes (Note A & B) with Mindworks for a total of $270. Note A is for $120, requires monthly interest payments of $1 and is in default as of December 1, 2002 as to interest and principal. Note B is for $150 and is due and payable in December 1, 2004. Both notes carry an interest rate of 10.25%. The Company received $8 in 2002 relating to interest payments due under Note A and recorded them as interest revenue. The Company is subordinated to a senior secured lender and may not take action to collect on the defaults until the senior lender has been paid in full. Therefore, the Company has recorded an allowance to offset these notes until the Company can determine if these notes are collectible.

(3) BUSINESS RESTRUCTURING

    In June 2000, the Company announced that revenue and earnings for the second quarter and the remainder of the calendar year would be lower than expected and that the Company was realigning its operations to improve operating margins by reducing expenses associated with underutilized office space and personnel.

    As a result of the realignment, the Company recorded a restructuring charge of $2,525 in the second quarter of 2000. Of the total charge, approximately $1,000 was reserved for ongoing lease obligations for facilities that were closed and $500 was recorded to write-down related fixed assets. The remainder of the charge related to the severance of approximately 90 employees, or 15% of the Company's workforce. Approximately $1,700 of the charge applied to obligations funded by cash disbursements, of which approximately $1,000 was disbursed for severance and $300 was disbursed for rents during 2000. The remaining charge related to longer-term severance obligations and related costs amounting to $200, and $700 of rents, net of sublease income, to be paid related to leases, which expire through April 2003. During the fourth quarter of 2000, the Company reduced the restructuring reserve by $288 resulting from favorable lease settlements.

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

    For 2002, the Company undertook no new restructuring plans but continued with the restructuring plans from 2001.

    The activity and ending balances for the restructuring reserve accrual consist of the following as of December 31:

                                           2002             2001
                                       ------------     ------------
Beginning balances ................    $      1,441     $        853
Additions .........................              --            2,011
Reductions ........................          (1,441)          (1,423)
                                       ------------     ------------
Ending balances ...................    $         --     $      1,441
                                       ============     ============

    The categories of the remaining restructuring reserve accrual consist of the following as of December 31:

                                           2002            2001
                                       ------------    ------------
Workforce severance ...............    $         --    $        293
Lease and other contract
obligations .......................              --           1,148
                                       ------------    ------------
                                       $         --    $      1,441
                                       ============    ============

    The amounts listed above are included in the following accounts to conform to the current year presentation as of December 31:

                                                                2002            2001
                                                            ------------    ------------
Accounts payable .......................................    $         --    $         15
Accrued salaries and other expenses ....................              --             233
Corporate legacy liabilities ...........................              --             486
Legacy liabilities of insolvent subsidiary .............              --             707
                                                            ------------    ------------

Ending balance .........................................    $         --    $      1,441
                                                            ============    ============

    Restructuring amounts charged to earnings consist of the following for the years ended December 31:


                                                     2002            2001
                                                 ------------    ------------
Workforce severance .........................    $         --    $        448
Asset impairment ............................              --             740
Lease and other contract obligations ........              --             823
                                                 ------------    ------------
Totals ......................................    $         --    $      2,011
                                                 ============    ============


    Also, as part of the Company's restructuring plan, on December 13, 2000, the Company completed the sale of the active business operations of its indirect Australian subsidiary, BrightStar Information Technology, Ltd. ("BrightStar Australia"), for A$10,000 (US $5,500). Of the total purchase price, A$2,500 (US $1,400) was paid by December 31, 2000, with the remainder due upon completion of a contingent earn-out for the twelve month period ended December 31, 2001. The sale of the company resulted in no material gain or loss. No consideration from the earn-out provision was recorded as part of the original sale or subsequently recorded as additional consideration as no earn-out was ever paid. In anticipation of this sale, the Company recorded a $22,600 charge to write down Australian goodwill in the third quarter of 2000. All other assets of BrightStar Australia were written off the books when its operations were sold in the fourth quarter of 2000.

(4) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:


                                                                     DECEMBER 31,
                                                            -----------------------------
                                                                2002             2001
                                                            ------------     ------------
Computer equipment and software ........................    $        335     $        327
Furniture, fixtures and office equipment ...............             100              100
Leasehold improvements .................................              --               --
                                                            ------------     ------------
  Total ................................................             435              427
Accumulated depreciation and amortization ..............            (362)            (256)
                                                            ------------     ------------
  Property and equipment, net ..........................    $         73     $        171
                                                            ============     ============



    During the fourth quarter of 2001, the Company incurred a loss on the disposal of fixed assets of approximately $740 relating to the closures of office space and the subsequent write-off of leasehold improvements and the selling of non-essential computer equipment and furniture. This loss is before proceeds of $9 received from the sale of the equipment. The loss on the disposals was a result of the restructuring plan and therefore is included in the restructuring costs recorded in the fourth quarter of 2001 (see Note (3)).

(5) GOODWILL

    Goodwill consists of the cost in excess of amounts assigned to identifiable assets acquired, less liabilities assumed. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability, and, if warranted, impairment or adjustments to the period benefited are recognized.

    During the third and fourth quarter of 2000, the Company reduced the carrying value of its remaining goodwill to $12,000. In evaluating goodwill impairment, the Company segregated enterprise level goodwill from goodwill attributable to specific assets.

Goodwill attributable to specific assets was written-off in connection with the disposal of the Australian subsidiary's operations and closure of Cogent Technologies LLC. In total, the specific write-offs amounted to $24,000, of which $1,400 and $22,600 related to Cogent and Australia, respectively. The remaining goodwill of approximately $32,400 was deemed to be enterprise level goodwill as it related to the remaining U.S. operations, which are operated as a single, integrated business unit. Enterprise level goodwill was deemed impaired due to the deterioration in the Company's business, the overall declining market for information technology services, including project-based ERP and e-commerce services, and also the reduction in the Company's workforce, backlog, and its falling common stock share market price. In considering the methodology to assess the carrying value of enterprise level goodwill, management evaluated it using the market value approach and an undiscounted cash flow approach. The market value approach was deemed preferable based upon the uncertainty of future cash flows at the time. Under the market value approach, management used the trading price of the Company's common stock around the December 31, 2000 financial statement date. This analysis yielded a market value for the enterprise level goodwill of approximately $12,000, (approximately 12 million shares outstanding at $1 per share), resulting in the $18,400 impairment charge taken in 2000. Management deemed it unnecessary to reduce the amortization period for the goodwill based upon the expected long-term need in the marketplace for the information technology services provided by the Company.

    As of January 1, 2002, the Company adopted SFAS No. 142. Thus effective January 1, 2002, the Company ceased amortizing goodwill recorded in past business combinations.

    The implementation of the goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No.
142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess.

    The Company completed the first step of the transitional impairment test required by SFAS No. 142 during the quarter ended June 30, 2002. The Company consists of a single reporting unit. Therefore, this step required the Company to assess the fair value of the Company and compare that value to its shareholders' equity. In determining fair value, the Company considered the guidance in SFAS No. 142, including the Company's market capitalization, control premiums, discounted cash flows and other indicators of fair value. Based on this analysis, goodwill recorded as of January 1, 2002 in the amount of $11,648 was impaired. The Company then completed step two, impairment test, pursuant to SFAS No. 142, under which we compared the value of our goodwill based on the Company's stock price as of December 31, 2001 with the value of the goodwill. As a result of the impairment test, a goodwill impairment loss of $9,900 was recognized in the fourth quarter of 2002, which is when the test was completed, and recorded as of the first quarter of 2002 as a change in accounting principle.

    The Company also performed its initial year annual test as of October 1, 2002 as required by SFAS No. 142. After performing this impairment test, it was determined that there was no additional goodwill impairment loss to be recorded in the fourth quarter of 2002. The quoted market price of the Company's stock price as of October 1, 2002 was used as the fair value to measure the impairment.

    During 2002, as part of the Company's implementation of SFAS No. 142, the Company also wrote off $45 related to an intangible asset. The reduction was also included in the change in accounting principle amount.

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


                                             For the years ended December 31
                                            2002          2001           2000
                                         ----------    ----------    ----------
Net income (loss) as reported: ......... $   (7,317)   $   (2,737)   $  (59,138)
Amortization, net of tax ...............         --           352         1,376
                                         ----------    ----------    ----------
Adjusted net earnings .................. $   (7,317)   $   (2,385)   $  (57,762)
                                         ----------    ----------    ----------

Basic and diluted earnings per share:
As reported ............................ $    (0.48)   $    (0.21)   $    (5.94)
Change in amortization expense .........         --          0.03          0.14
                                         ----------    ----------    ----------
Adjusted basic earnings per share ...... $    (0.48)   $    (0.18)   $    (5.80)
                                         ----------    ----------    ----------

    The changes in the carrying amount of goodwill, net of accumulated amortization for the year ended December 31, 2002, are as follows:

                                                     Goodwill, net
                                                     -------------
Balance at January 1, 2002 .......................   $     11,648
Goodwill acquired during the year ................             --
Change in accounting principle, goodwill
  impairment loss ................................         (9,900)
Impairment loss, current year.....................             --
                                                     ------------
Balance as of December 31, 2002 ..................   $      1,748
                                                     ============

(6) CREDIT FACILITY

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

    The Credit Facility expired on March 31, 2001. Upon expiration of the Credit Facility, Comerica Bank agreed to continue lending to the Company under the terms of a $3,000 Demand Note, secured by liens on substantially all the Company's assets (including accounts receivable) and a pledge of all of the outstanding capital stock of the Company's domestic operating subsidiaries. The Demand Note carried interest at the Bank's prime rate (4.75% at December 31, 2001), plus 4%. Available borrowings under the Demand Note were reduced monthly by 2% of eligible accounts receivable. On July 26, 2001, the Demand Note was converted to a term note having a maturity of January 25, 2002. Comerica also adjusted the covenants pertaining to the line of credit to consist of only one covenant: at all times the Company must maintain an effective net worth of not less than $9,000. Effective net worth is defined as the borrower's net worth defined by GAAP plus the principal amount of the subordinate debt outstanding. As of December 31, 2001, the Company was in compliance with the bank's covenant requirements. Since there was an outstanding balance on the line as of January 25, 2002, Comerica declared the Company to be in default under the terms of the agreement. However, Comerica subsequently agreed to forebear on any actions to collect the outstanding balances and to allow the Company to borrow under the loan until June 30, 2002, which was subsequently extended to September 30, 2002 and then again until December 31, 2002, subject to certain conditions. Under the extended arrangement that started on January 25, 2002, available borrowings began at 60% of accounts receivable, after reduction for ineligible accounts, with subsequent reductions of 2% each month starting in May 2002. Available borrowings were further limited to a maximum of $500 effective October 1, 2002; $400 effective November 1, 2002 and $300 effective December 1, 2002. On December 18, 2002, the Company and Comerica terminated the agreement.

    On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $750, to replace the recently extended credit facility with Comerica Bank, which was scheduled to expire on December 31, 2002. Under the BFI agreement, available borrowings will be up to 85% of accounts receivable, after reduction for ineligible accounts, similar to our Comerica arrangement. The interest rate on outstanding balances will be at prime plus 4% per annum, plus a monthly administrative fee of 0.50% per month calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company will be not less than $1 per month for the first six months, escalating to $2 per month for the next three months and then finally to $4 per month for the remaining term of the agreement.

(7) ACCRUED SALARIES AND OTHER EXPENSES

    Accrued salaries and other expenses consist of the following:

                                                 DECEMBER 31,
                                           ----------   ----------
                                              2002         2001
                                           ----------   ----------
Accrued payroll and payroll taxes ......   $      146   $      292
Accrued professional fees ..............           89          270
Restructuring reserve ..................           --          233
Other accrued expenses .................          233          334
                                           ----------   ----------
          Total accrued expenses .......   $      468   $    1,129
                                           ==========   ==========

(8) CORPORATE LEGACY LIABILITIES

    Corporate Legacy Liabilities consist of obligations that were incurred principally in years prior to 2001. During 2001 the Company entered into settlement agreements or issued notes in satisfaction of certain of these payables pursuant to a restructuring plan offered to substantially all of its creditors.

    The notes are unsecured, accrue interest at 6.5% per annum, and are due on January 3, 2005. In the chart below, these notes are considered to be long-term liabilities. In addition, 70% of the amount due legacy liability creditors who entered into settlement agreements and elected to receive such a promissory note under certain conditions is also classified as a long-term liability. All other amounts due legacy liability creditors, including 30% of the amount due those legacy liability creditors who elected to receive promissory notes under certain conditions, are classified as short-term liabilities.

    During 2002, the Company was able to decrease total legacy liabilities by $1,230. The company settled $1,179 for $393 in cash and $10 in common stock in 2002, resulting in gains on settlements of $823. These gains on settlements are recorded on the statement of operations as Other Income (See note (11)). Of the remaining $105 as of December 31, 2002, $53 reflected amounts due under a settlement agreement entered into in December 2002, which was paid in January 2003 and resulted in a gain of $123 being recognized in 2002.

    Corporate legacy liabilities are classified as long-term or short-term obligations below, depending on which option under the restructuring plan the creditor accepted and consisted of the following as of December 31;

                                              2002        2001
                                           ----------   ----------
Short-term:
Restructuring reserve ..................   $       --   $      486
Acquisition payable ....................           --          155
Other non-operating payables ...........           94          230
                                           ----------   ----------
    Total Short-term ...................   $       94   $      871
                                           ----------   ----------

Long-term:
Severance agreement, converted to
  promissory notes .....................   $       --   $      175
Promissory notes .......................           11          175
Other non-operating payables ...........           --          114
                                           ----------   ----------
Total long-term ........................   $       11   $      464
                                           ----------   ----------

(9) LEGACY LIABILITIES OF INSOLVENT SUBSIDIARY

    Legacy liabilities of insolvent subsidiary relate to amounts owed by BRBA. BRBA became insolvent and ceased operations in the fourth quarter of 2001. All of BRBA's assets were collateral for obligations owed to Comerica under the Company's credit facility.

    On June 28, 2002 BRBA filed for liquidation under Chapter 7 of the bankruptcy code, and the Company no longer controls BRBA. As a result, BRBA's financial position has not been included in the Company's consolidated results since the bankruptcy filing date. This resulted in the Company recording a gain of $1,467 during the year ended December 31, 2002, which is included in Other Income on the Statement of Operations, representing the elimination of the net liabilities of BRBA at the filing date. On September 3, 2002 the Chapter 7 trustee filed a no-asset report and application to close the BRBA bankruptcy case.

    Legacy liabilities of insolvent subsidiary consist of the following as of December 31:

                                              2002        2001
                                           ----------   ----------
Restructuring reserve ..................   $       --   $      707
Legacy liabilities .....................           --          160
Sales tax audit contingency ............           --          600
                                           ----------   ----------
Total ..................................   $       --   $    1,467
                                           ==========   ==========


    As of December 31, 2001, the Office of the Comptroller of Public Accounts in the state of Texas was auditing BRBA for potential sales tax liability for the years ending 1997 through 2000. The Comptroller's office filed a preliminary audit report in December 2001 claiming that approximately $7,000, including approximately $2,000 in penalties and interest, was due from BRBA for potential sales tax liability for the years ending 1997 through 2000. The tax assessment was, in effect, based on all of the subsidiary's revenues. As of December 31, 2001, based on all available information, management estimated that the actual net BRBA sales tax liability was approximately $600. In the second quarter of 2002 the Company and the Office of the Comptroller of Public Accounts agreed that the liability was $600 and that it was solely the responsibility of BRBA.

(10) CONVERTIBLE NOTES PAYABLE, NET

    Convertible notes payable, net consists of the following as of December 31:

                                                                   2002        2001
                                                               ----------   ----------
Series 1 Convertible Subordinated Promissory Notes .........   $    1,209   $    1,118
  Less fundraising and warrant costs:
    Fundraising costs, net of amortization .................           29           47
    Warrant costs associated with convertible notes,
         net of amortization ...............................           94          123
                                                               ----------   ----------
          Subtotal fundraising costs .......................          123          170
                                                               ----------   ----------
Notes payable, net ........................................    $    1,086   $      948
                                                               ==========   ==========

         On July 26, 2001, the Company completed a private placement through the issuance of approximately $1,100 of convertible notes, (Series 1 Convertible Subordinated Promissory Notes) to a group of investors, including members of BrightStar's senior management. Related party notes from current senior management totals $166. The notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, if: (i) the market price of the Company's common stock, determined on a 20-day moving average basis, equals or exceeds $0.50; and (ii) the investor may lawfully sell all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under an effective registration statement, or under Rule 144; and (iii) at least $2,300 of legacy liabilities have been restructured. The notes are entitled to simple interest calculated at a rate per annum equal to 8%. Interest may be paid at the option of the Company for the first year from the date of the notes (subsequently extended for another year during the second quarter of 2002) by issuing additional convertible notes and warrants with the same terms as above. The Company has elected to pay the interest due on the notes from inception through December 31, 2002 by issuing additional notes and warrants. The Company has issued a total of $108 new convertible notes and 70,581 additional warrants to satisfy these interest payments. In addition, 70,000 warrants were issued to the placement agent for the transaction at an exercise price of $1.00 per share. Total warrants issued to investors were valued at $142 under the provisions of APB No.14 and EITF 00-27, and will be amortized as additional interest expense over the life of the debt. Amortization expense for the year ended December 31, 2002 and 2001 amounted to $48 and $19, respectively.

(11) SETTLEMENTS OF LEGACY LIABILITIES AND OTHER INCOME

         Settlements of legacy liabilities and other income consisted of the following for the years ended December 31:

                                                     2002       2001
                                                   --------   --------
Settlement of legacy liabilities ...............   $    823   $  1,157
Legacy liabilities of insolvent subsidiary .....      1,467         --
Other ..........................................         73         --
                                                   --------   --------
Total ..........................................   $  2,363   $  1,157
                                                   ========   ========

         For the year ended December 31, 2002, see Note (8) for a discussion on the gain of $823 reported as settlement of legacy liabilities and see Note (9) for the gain of $1,467 reported as legacy liabilities of insolvent subsidiary.

         For the year ended December 31, 2001, the Company recorded extraordinary gains that relate to the early extinguishment of debts. The Company was able to settle legacy liabilities for cash payments totaling $255, resulting in a extraordinary gain of $1,157, including the settlement of the $900 stockholders payable and the $500 Prosap obligation. To conform with implementation of SFAS 145, these extraordinary gains were reclassified to Settlements of legacy liabilities and other Income for 2001.

(12) STOCKHOLDERS' EQUITY

Capital Stock

    For the year ended December 31, 2001, authorized capital shares of the Company totaled 38,000,000 shares, which consisted of 3,000,000 shares of preferred stock and 35,000,000 shares of common stock. Rights, preferences and other terms of the preferred stock will be determined by the board of directors at the time of issuance. No preferred stock was outstanding at December 31, 2001.

         On June 18, 2002 at the Annual Meeting of Stockholders, the stockholders approved an amendment to the Company's Certificate of Incorporation to (i) increase the number of shares of all classes of stock that the Company is authorized to issue from 38,000,000 to 75,000,000 and (ii) to designate all 37,000,000 of the additional authorized shares as Common Stock.

         On June 21, 2001 at the Annual Meeting of Stockholders, the stockholders authorized the Board of Directors, at its discretion, to effect a reverse stock split of up to 20 shares for 1 share of the Company's common stock. As of March 28, 2003, the reverse stock split, which is subject to approval by the convertible note holders, had not been authorized by the Board of Directors.

Common Stock Warrants, Stock Options and Stock Awards

         Stock Options -- During 1998 and 2000, the 1997 and 2000 Long-Term Incentive Plans (the "Plans") were established, which provide for the issuance of incentive and non-qualified stock options, restricted stock awards, stock appreciation rights or performance stock awards. As of December 31, 2001, the total number of shares that could be issued under the Plans was 4,000,000 shares, of which only 3,930,000 shares could be granted for incentive stock options and 70,000 for nonqualified stock options. On June 28, 2002 at the Annual Meeting of Stockholders, the stockholders approved an amendment of the Company's 2000 Long-Term Incentive Plan to increase the number of shares issuable thereunder by 2,000,000. Therefore, as of December 31, 2002, the total number of shares that may be issued under the Plans is 6,000,000, of which 5,930,000 shares may be granted for incentive stock options and 70,000 for nonqualified stock options. Options and restricted stock awards, which constitute the only issuance under the incentive plans as of December 31, 2002, have been generally granted at or above the fair value of the Company's common stock on the date of grant. The Company also granted restricted common stock to individuals during the year that are considered grants outside of the Plans. The Plans do not allow the granting of stock options to independent consultants and therefore any such grants are considered outside of the Plans. The Plans also previously limited the amount of stock options granted to any one individual in any one year to 200,000 shares. This limit was increased to 1,000,000 shares at the Annual Meeting of Stockholders on June 18, 2002. Any grants of stock options over the 1,000,000 share limit to any individual are considered grants outside of the Plans as well. The following table summarizes the Plans' stock option and stock award activity:

                                                                SHARES OR
                                                SHARES OR        OPTIONS                            WEIGHTED       WEIGHTED
                                                 OPTIONS         ISSUED        TOTAL SHARES         AVERAGE       AVERAGE
                                              ISSUED INSIDE      OUTSIDE        OR OPTIONS          EXERCISE      REMAINING
                                                THE PLANS       THE PLANS        ISSUED              PRICE          LIFE
                                              -------------    ------------    ------------       ------------   ------------
Options outstanding at January 1, 2000 .....      1,813,488              --       1,813,488       $       8.50     8.41 years
Granted in 2000 ............................      1,740,880              --       1,740,880       $       1.00
Exercised ..................................             --              --              --
Cancelled ..................................     (1,630,422)             --      (1,630,422)      $       5.90
                                              -------------    ------------    ------------
Options outstanding at December 31, 2000 ...      1,923,946              --       1,923,946       $       2.94     9.50 years
Exercisable at December 31, 2000 ...........        737,642              --         737,642
                                              =============                    ============
Granted in 2001 ............................      1,673,470         945,060       2,618,530       $       0.56
Exercised ..................................             --              --              --                 --
Cancelled ..................................     (1,912,969)       (325,000)     (2,237,969)      $       2.65
                                              -------------    ------------    ------------
Options outstanding at December 31, 2001 ...      1,684,447         620,060       2,304,507       $       0.98     8.53 years
Exercisable at December 31, 2001 ...........      1,021,780         620,060       1,641,840
                                              =============    ============    ============
Granted in 2002 ............................      2,495,357       1,000,000       3,495,357       $       0.05
Exercised ..................................             --              --              --                 --
Cancelled ..................................     (1,410,603)       (580,060)     (1,990,663)      $       0.38
                                              -------------    ------------    ------------
Options outstanding at December 31, 2002 ...      2,769,201       1,040,000       3,809,201(a)    $       0.56     8.48 years
                                              =============    ============    ============
Exercisable at December 31, 2002 ...........      2,179,383       1,040,000       3,219,383(b)

(a) 3,461,301, 227,900 and 120,000 options and restricted stock awards are outstanding at $0.01 - $0.10, $0.30 - $1.00 and $6.00, respectively

(b) 2,871,483, 227,900 and 120,000 options and restricted stock awards are outstanding at $0.01 - $0.10, $0.30 - $1.00 and $6.00, respectively


         As of December 31, 2001, grants outside the Plans consist of 40,000 options with an exercise price of $1.00 per share to the son of Mr. Wagda, the Company's CEO, who worked as an independent contractor for the Company on special projects during the fourth quarter of 2000 and the first quarter of 2001. His compensation consisted of cash payments of $19 for 2001 and the 40,000 options. The remaining options of 580,060 belong to Mr. Wagda, as part of his compensation package. All of Mr. Wagda's options were cancelled in connection with the restricted stock issuance made to him in February 2002.

         As of December 31, 2002, grants outside the Plans also include stock issued in lieu of the cash bonuses awarded in 2001 to Mr. Wagda and Mr. Czaja. On February 15, 2002, the compensation committee of the Board of Directors voted to issue fully-vested stock outside the Plans to Mr. Wagda and Mr. Czaja of 750,000 and 250,000 shares, respectively, in full satisfaction of cash bonuses awarded for 2001.

         On February 12, 2002, the compensation committee of the board of directors voted to take actions that resulted in the repricing of approximately 900,000 existing stock options to active participants under the Company's long-term incentive plans to a new exercise price of $0.05 per share, which was determined to be the fair market value by the Board of Directors based upon the prior 20-day average closing price. The market close price on February 12, 2002 was $0.07. Since the market closing price was greater than the exercise price of the newly granted options, the difference of $0.02 per share, approximately $17, was recorded as unearned compensation and will be recognized over the remaining vesting period of the repriced options. These repriced stock options are accounted for as variable awards, and accordingly, the Company will record any increase of the fair market value of the underlying stock over the market closing price of $0.07 on the day of the repricing as compensation expense in the appropriate quarter. For the year ended December 31, 2002, no compensation expense has been recorded since the closing price at the end of each of the four quarters of 2002 was lower than $0.07.

         The Company also awarded on February 12, 2002 approximately 910,000 new options with respect to active participants under the Company's long-term incentive plans. The exercise price of all affected options was $0.05 per share, which was the fair market value as determined by the Board of Directors based upon the prior 20-day average closing price. The market closing price on February 12, 2002 was $0.07. Since the market closing price was greater than the exercise price of the newly granted options, the Company recorded compensation expense of $18, which will be amortized monthly over 3 years, the vesting period of the grants. The unamortized portion is recorded as unearned compensation on the balance sheet as of December 31, 2002. For the year ended December 31, 2002, the Company recorded a total of $13 as an expense for the repricing and granting of new stock options.

         Also on February 15, 2002, the compensation committee voted to take actions that resulted in restricted stock awards to Mr. Wagda, the Company's Chief Executive Officer, and Mr. Czaja, the Company's Chief Financial Officer, of 750,000 and 250,000 shares, respectively. In return for granting of these shares, the stock options previously granted to Mr. Wagda and Mr. Czaja totaling 780,060 and 500,000 options (including 300,000 options granted to Mr. Czaja on February 12, 2002), respectively, were cancelled. The restricted stock grants were issued inside the Plans and vest monthly over a 2-year period. The Company recorded compensation expense of $60, which is being amortized monthly over 2 years. For the year ended December 31, 2002, the Company recorded a total compensation expense of $34 for restricted stock grants.

         On November 5, 2002, the Board of Directors approved the vesting of the remaining 166,667 unvested shares of Mr. Czaja's restricted stock award, subject to certain conditions. During the fourth quarter ending December 31, 2002, the Company recorded an additional compensation expense of $10 for this transaction.

         Pro forma disclosures required under SFAS No. 123 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                          2002          2001          2000
                                                       ----------    ----------    ----------
                                                        (In thousands, except per share data)
Pro forma net loss from continuing operations ......   $   (1,145)   $   (5,730)   $  (61,475)
 Pro forma net loss ................................   $   (8,756)   $   (4,805)   $  (62,385)
Pro forma basic and diluted loss per share
  Net loss from continuing operations ..............   $    (0.09)   $    (0.43)   $    (6.17)
  Net loss .........................................   $    (0.66)   $    (0.36)   $    (6.26)
Weighted average fair value of options granted .....   $     0.05    $     0.39    $     1.00

         Compensation cost for 2002, 2001 and 2000 was calculated in accordance with the binomial model, using the following weighted average assumptions: (i) expected volatility of 123%, 114% and 192%; (ii) expected dividend yield of 0% in all three years; (iii) expected option term of 10 years in all three years;
(iv) risk-free rates of return of 1.74%, 5.50% and 6.00%; and (v) expected forfeiture rates of 40%, 38% and 11%, respectively.

Recent Sales of Unregistered Securities.

         Set forth below is certain information concerning all issuances of securities by BrightStar within the past three years that were not registered under the Securities Act.

         1. On March 10, 2000, pursuant to an agreement with Strong River Investments, Inc., and Montrose Investments Ltd. (collectively, the "Purchasers"), the Company sold to the Purchasers 709,555 shares of the Company's common stock (the "Shares") for $7,500, or $10.57 per share. In connection with the purchase of the Shares, the Company issued two warrants to the Purchasers. One warrant had a five-year term during which the Purchasers could purchase up to 157,500 shares of the Company's common stock at a price of $12.00 per share. The second warrant covered an adjustable amount of shares of the Company's common stock. Pursuant to the terms of the adjustable warrants, the holders thereof elected to fix the number of common shares issuable under such warrants at 1,525,000 shares in the aggregate. Such shares were issued on September 29, 2000, at an exercise price of $0.001 per share. The Company also issued to Wharton Capital Partners Ltd. ("Wharton"), as compensation for Wharton's services as placement agent in connection with this transaction, a warrant with a five-year term during which Wharton may purchase up to 45,000 shares of the Company's common stock at a price of $12.00 per share.

         2. On June 23, 2000, the Company issued 668,468 shares of common stock to the prior owners of ISC as payment for the remaining amount of $2,500 due in connection with the 1999 acquisition of ISC.

         3. On January 16, 2001, the prior owners of Cogent Technologies LLC ("Cogent") were issued 1,020,000 shares of our common stock in partial settlement of a claim by them related to the unpaid balance of the purchase price for the assets and business of Cogent and amounts due under employment agreements with us.

         4. On February 15, 2001, Kevin J. Murphy was issued 100,000 shares of our common stock in connection with the commencement of his employment with the Company.

         5. On February 15, 2001, certain of our former employees were issued 346,831 shares of our common stock in satisfaction of remaining severance payment obligations under prior employment agreements with the Company.

         6. On February 15, 2001, Unaxis Trading Limited ("Unaxis") was issued 250,000 shares of our common stock in settlement of litigation between the Company and certain affiliates of Unaxis. Pursuant to the settlement agreement (which was agreed upon in principle, on November 3, 2000), if, prior to a sale of these shares by Unaxis, the Company had not exercised its right to call the shares for $1.60 per share, Unaxis may exercise its right to put the shares to the Company for a price of $2.00 per share during the 15 day period commencing on February 1, 2002. During December 2001, the Company purchased the shares back from Unaxis for a $120 payment.

         7. On May 4, 2001, 257,400 shares of our common stock were issued to the owners of Cogent, Unaxis and various former employees in satisfaction of our obligations to pay penalties to them under the terms of various registration rights agreements.

         8. On July 26, 2001, the Company issued and sold approximately $1,100 of convertible notes to a group of investors, including members of BrightStar senior management. The notes are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, if: (i) the market price of the Company's common stock, determined on a 20-day moving average basis, equals or exceeds $0.50; and (ii) the investors may lawfully sell all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under an effective registration statement, or under Rule 144; and (iii) at least $2,300 of the past due payables have been restructured. In addition, 70,000 warrants were issued to Brewer Capital Group, LLC, which acted as placement agent for the transaction, at an exercise price of $1.00 per share. The net proceeds of this transaction were used for general corporate purposes.

         9. In November 2001, the Company engaged a financial advisor to assist the Company in obtaining additional long-term financing. As part of the financial advisor's compensation for this engagement, and in addition to a $25 retainer fee paid to the advisor, the Company has agreed to the issuance of warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.05 per share. These warrants will expire in November 2004.

         10. On February 15, 2002, 1,500,000 shares and 500,000 shares of restricted common stock were issued to Joseph A. Wagda and Kenneth A. Czaja, respectively, in connection with their employment with the Company.

         11. On August 1, 2002, 20,000 shares of our common stock were issued to a vendor in full satisfaction of our obligation to pay them for services rendered.

         12. On a quarterly basis, starting on October 1, 2001 and continuing on January 1, 2002, April 1, 2002, July 1, 2002, October 1, 2002 and January 1, 2003, the Company issued additional convertible notes of $16, $22, $23, $23, $24 and $24, respectively, to the same group of investors as the issuances of July 26, 2001 for payment in kind of interest due on the original issuance of notes and subsequent issuances of notes as payment in kind for interest due. In addition, the investors received in total for all the quarterly issuances mentioned above approximately 87,000 warrants, exercisable at $0.50 per share. The notes carry the same characteristics as the notes issued on July 26, 2001.

(13) INCOME TAXES

         The components of income (loss) before income taxes from continuing operations and the related income taxes provided for the years ended December 31, are presented below:

                                         2002        2001        2000
                                       --------    --------    --------
Income (loss) before income taxes:
  Domestic .........................   $  2,500    $ (2,754)   $(49,857)
  Foreign: .........................         --          --      (6,840)
                                       --------    --------    --------
                                       $  2,500    $ (2,754)   $(56,697)
                                       ========    ========    ========

                                            2002         2001       2000
                                           --------    --------   --------
Provision (benefit) for income taxes:
  Current:
     Domestic ..........................   $   (128)   $     --   $    350
     Foreign ...........................         --          --       (531)
  Deferred:
     Domestic ..........................         --          --      1,489
     Foreign ...........................         --          --        223
                                           --------    --------   --------
          Total ........................   $   (128)   $     --   $  1,531
                                           ========    ========   ========

         The Company's deferred tax assets, at an effective tax rate of 38.5%, are reflected below as of December 31:


                                 2002           2001
                               ----------    ----------
Net operating losses .......   $    4,885    $    7,619
Bad debt reserves ..........           54           116
Restructure reserve ........           --           555
Sales tax reserve ..........           --           220
Accrued expenses ...........           77           146
Goodwill ...................        5,502         2,278
Other ......................           --            --
                               ----------    ----------
Net deferred tax asset .....       10,518        10,934
Valuation allowance ........      (10,518)      (10,934)
                               ----------    ----------
                               $       --    $       --
                               ==========    ==========


         At December 31, 2002, the Company has a net operating loss carryforward ("NOL") of approximately $12,700 for federal income tax purposes, which will expire in years 2018 through 2022. This NOL does not include approximately $6,400 of NOL's associated with BRBA, which because of its bankruptcy filing, were eliminated in 2002. Utilization of the federal NOL's and credits may be subject to a substantial annual limitation in the future if there were a "change in ownership" as defined by the Internal Revenue Code of 1986. Such a change in ownership would likely result in the expiration of the great majority of the NOL's before utilization.

         The table below reconciles the expected U.S. federal statutory tax to the recorded income tax as of December 31:

                                                      2002          2001          2000
                                                   ----------    ----------    ----------
Provision (benefit) at statutory tax rate ......   $   (2,488)   $   (1,330)   $  (20,686)
State income taxes, net of federal benefit .....           --            --            --
Goodwill amortization ..........................           --            --           482
Goodwill write-off .............................           --            --        11,707
Valuation allowance ............................          551         1,495         9,878
NOL reduction due to BRBA Chapter 7 filing .....        2,161            --            --
Other, net .....................................         (352)         (165)          150
                                                   ----------    ----------    ----------
          Total ................................   $     (128)   $       --    $    1,531
                                                   ==========    ==========    ==========

(14) EMPLOYEE BENEFIT PLANS

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

(15) LITIGATION

         The Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation will not have a materially adverse effect on the Company's financial condition.

(16) COMMITMENTS AND CONTINGENCIES

         The Company leases office space and computer and office equipment under various operating lease agreements that expire at various dates through December 2006. Minimum future commitments under these agreements for the years ending December 31 are: 2003, $47; 2004, $19; 2005, $8; and 2006, $0.

         Rent expense was $223, $1,444, and $2,464 during the periods ended December 31, 2002, 2001, and 2000, respectively.

         Employment Agreements --Mr. Wagda entered into a two-year employment contract with the Company on February 15, 2002. The terms of the agreement include annual salary compensation of $300 beginning May 1, 2002 and $350 beginning May 1, 2003, the immediate vesting of stock awards upon a qualifying termination or a change of control and 12 months severance pay in the event of a qualifying termination. Mr. Wagda also received 750,000 restricted shares of common stock effective February 15, 2002, which vest monthly over a 2-year period. In return for the stock award, all stock options previously granted, totaling 780,060, were cancelled. The agreement also calls for a bonus of up to 200% of base salary. For the year ended December 31, 2002 Mr. Wagda was given as a bonus an additional month of paid vacation, having an approximate value of $25. For 2003, the bonus will be based on the achievement of agreed-upon performance goals. Mr. Wagda may also be awarded restricted stock or stock options as incentive compensation in the future at the discretion of the Board of Directors. Mr. Wagda is eligible to participate in all of the Company's employee benefit plans.

         Mr. Czaja entered into an employment agreement with the Company in April 2001. Mr. Czaja's agreement provided for a base salary of $175. Effective May 1, 2002, Mr. Czaja's annual salary was increased to $200. Mr. Czaja also received 250,000 restricted shares of common stock effective February 15, 2002, which vest monthly over a 2-year period. In return for the stock award, all stock options previously granted totaling 500,000 (including 300,000 option shares granted on February 12, 2002), were cancelled. Mr. Czaja also was eligible to receive a bonus of up to a total of 50% of his base salary based upon the achievement of certain operating results of the Company. Mr. Czaja's employment was terminable without cause upon six month's notice and Mr. Czaja was entitled to six months severance if terminated upon a change of control. Mr. Czaja separated from the Company on October 31, 2002. Upon the separation of Mr. Czaja in October 2002, the remaining unvested portion of Mr. Czaja's shares, totaling 166,667, were fully-vested by the Board of Directors, with certain conditions.

(17) SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

         For 2002, the Company had revenues from three unrelated customers, which accounted for approximately 29%, 25% and 10%, respectively, of total revenues. These same three customers accounted for approximately 34%, 9% and 15%, respectively, of the total outstanding accounts receivable as of December 31, 2002.

         For 2001, revenues from three unrelated customers accounted for approximately 17%, 12% and 10%, respectively, of total revenues. Two of the customers accounted for approximately 20% and 13%, respectively, of the total outstanding accounts receivable balance as of December 31, 2001. Another customer accounted for approximately 14% of the total outstanding accounts receivable balance as of December 31, 2001.

         The Company did not have any customer, individually or considered as a group under common ownership that accounted for 10% of revenues or accounts receivable as of or for the year ended December 31, 2000.

         The Company operates in a single segment as a provider of IT services. From April 16, 1998, until the sale of the Company's

Australian operations in December 2000, the Company operated in primarily two geographic regions. Prior to April 16, 1998 and subsequent to December 2000, the Company primarily operated in the United States. Specific information related to the Company's geographic areas are found in the following table for the years ended December 31:

                                          2002         2001                 2000 (as restated)
                                       ----------   ----------    ----------------------------------------
                                         United       United        United
                                         States       States        States      Australia     Consolidated
                                       ----------   ----------    ----------    ----------    ------------
Revenue ............................   $    9,407   $   19,471    $   44,294    $   17,318    $     61,612
Income (loss) from continuing
operations before income taxes .....        2,500       (2,754)      (49,857)       (6,840)        (56,697)
Long-lived assets ..................        1,821       11,863        14,204            --          14,204
Total assets .......................        2,892       14,386        21,797            --          21,797


(18) QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

         Quarterly consolidated results of operations consist of the following as of December 31;

                                                             2002                                        2001
                                         ------------------------------------------    --------------------------------------------
                                          FOURTH     THIRD      SECOND      FIRST      FOURTH       THIRD       SECOND      FIRST
                                         --------   --------   --------    --------    --------    --------    --------    --------
Revenue ..............................   $  1,896   $  2,221   $  2,403    $  2,887    $  3,385    $  4,036    $  5,357    $  6,693
Gross profit .........................        620        739        780         940       1,099       1,057       1,803       2,109
Income (loss) from continuing
  operations .........................        638        538      1,360          92      (1,377)     (1,195)       (426)        244
Income (loss) from discontinued
  operations .........................         --         --         --          --          --          --          17          --
Change in accounting principle .......         --         --         --      (9,945)         --          --          --          --
Net income (loss) ....................   $    638   $    538   $  1,360    $ (9,853)   $ (1,377)   $ (1,195)   $   (409)   $    244
                                         ========   ========   ========    ========    ========    ========    ========    ========
Per share basis: basic and
  diluted
Continuing operations ................   $   0.04   $   0.04   $   0.09    $   0.01    $  (0.10)   $  (0.09)   $  (0.03)   $   0.02
Discontinued operations ..............         --         --         --          --          --          --          --          --
Change in accounting principle .......         --         --         --       (0.70)         --          --          --          --
                                         --------   --------   --------    --------    --------    --------    --------    --------
                                         $   0.04   $   0.04   $   0.09    $  (0.69)   $  (0.10)   $  (0.09)   $  (0.03)   $   0.02
                                         ========   ========   ========    ========    ========    ========    ========    ========

         As a result of the Company implementing SFAS No. 142 and performing the impairment test as SFAS No. 142 requires, a goodwill impairment loss of $9,900 was recognized in the fourth quarter of 2002, which is when the test was completed, and recorded as of the first quarter of 2002 as a change in accounting principle. Also as part of SFAS No. 142 and included in the change in accounting principle amount, the Company wrote off $45 related to an intangible asset.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

               COLUMN A                        COLUMN B       COLUMN C       COLUMN D        COLUMN E
------------------------------------------   ------------   ------------   ------------   --------------
                                                             ADDITIONS
                                              BALANCE AT     CHARGED TO
                                              BEGINNING      COSTS AND                    BALANCE AT END
              DESCRIPTION                     OF PERIOD       EXPENSES      DEDUCTIONS      OF PERIOD
------------------------------------------   ------------   ------------   ------------   --------------
Allowance deducted from assets to which
  it applies:
Allowance for doubtful accounts:
Year ended December 31, 2000 .............   $      1,987   $      1,705   $      3,372   $        320
Year ended December 31, 2001 .............            320            390            410            300
Year ended December 31, 2002 .............            300             35            195            140
Accrued restructuring charge:
Year ended December 31, 2000 .............          1,761          2,237          3,145            853
Year ended December 31, 2001 .............            853          2,011          1,423          1,441
Year ended December 31, 2002 .............          1,441             --          1,441             --




        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Board of Directors
BrightStar Information Technology Group, Inc.


In connection with our audit of the consolidated financial statements of BrightStar Information Technology Group, Inc., referred to in our report dated February 7, 2003, which is included in the annual report on Form 10-K, we have also audited Schedule II for the year ended December 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ Stonefield Josephson, Inc.
-------------------------------
Walnut Creek, California
February 7, 2003

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Board of Directors and Stockholders
BrightStar Information Technology Group, Inc.

         In connection with our audit of the consolidated financial statements of BrightStar Information Technology Group, Inc., referred to in our report dated February 15, 2002 which is included in the annual report on Form 10-K, we have also audited Schedule II for the years ended December 31, 2001, and 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

San Jose, California
February 15, 2002

                                INDEX TO EXHIBITS

         These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K:

         (a) The following documents are filed as part of this report:

                         EXHIBIT
                            NO.                   DESCRIPTION
                         --------                 -----------
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

                           4.4      -- Securities Purchase Agreement dated March
                                    10, 2000 among BrightStar Information
                                    Technology Group, Inc. and Strong River
                                    Investments, Inc. and Montrose Investments
                                    LTD (Incorporated by reference to Exhibit
                                    10.36 to Amendment No.1 to BrightStar's
                                    Registration Statement on Form S-1).]

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

                           10.36    -- Employment Agreement between BrightStar
                                    Information Technology Group, Inc. and
                                    Kenneth A. Czaja

                           10.37    -- Employment Agreement between BrightStar
                                    Information Technology Group, Inc. and
                                    Joseph A. Wagda

                           10.38    -- $750,000 Line of Credit dated December
                                    16, 2002, from BrightStar and BFI Business
                                    Finance.

                           10.39    -- Office Lease dated December 19, 2002
                                    between Olympic Funding and BrightStar.

                           16.1*    -- Letter from Grant Thornton LLP to the
                                    Securities and Exchange Commission.

                           21.1*    -- List of Subsidiaries of the Company.

                           23.1     -- Consent of Stonefield Josephson, Inc.

                           23.2     -- Consent of Grant Thornton LLP.

                           99.1     -- Certification of Principal Officers to
                                    SEC. 1350


* Exhibits have been previously filed.