Form 10-Q
period 2003-03-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2003-05-15
CIK 1050025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                               ---------    ----------

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

            6601 OWENS DRIVE, SUITE 115, PLEASANTON, CALIFORNIA 94588
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

        The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at May 14, 2003 was 15,284,288.

                      PART 1, ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                               MARCH 31,      DECEMBER 31,
                                                                 2003             2002
                                                               ---------      ------------
                         ASSETS
Current assets:
   Cash ..................................................     $      54      $        160
   Trade accounts receivable, net of allowance
     for doubtful accounts of  $140 ......................           617               716
   Unbilled revenue ......................................            --                41
   Prepaid expenses and other ............................           122               154
                                                               ---------      ------------
      Total current assets ...............................           793             1,071
Property and equipment ...................................           437               435
   Less - accumulated depreciation .......................          (374)             (362)
                                                               ---------      ------------
   Property and equipment, net ...........................            63                73
Goodwill .................................................         1,748             1,748
                                                               ---------      ------------
  Total assets ...........................................     $   2,604      $      2,892
                                                               =========      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit ........................................     $      --      $         --
   Accounts payable ......................................            60               169
   Accrued salaries and other expenses ...................           364               468
   Corporate legacy liabilities ..........................            --                94
   Deferred revenue ......................................             2                --
                                                               ---------      ------------
      Total current liabilities ..........................           426               731

Convertible notes payable, net ...........................         1,131             1,086
Corporate legacy liabilities .............................            11                11
Other liabilities ........................................            26                25
Commitments and contingencies ............................            --                --
Stockholders' equity:
Common stock, $0.001 par value; 72,000,000 shares
authorized in 2003 and 2002, respectively; 15,284,288
(excluding 255,000 shares held in treasury) shares
issued and outstanding
in 2003 and 2002, respectively ...........................            16                16
   Additional paid-in capital ............................        99,903            99,902
   Unearned compensation .................................           (38)              (47)
   Treasury stock ........................................          (118)             (118)
   Accumulated deficit ...................................       (98,753)          (98,714)
                                                               ---------      ------------
      Total stockholders' equity .........................         1,010             1,039
                                                               ---------      ------------
      Total liabilities and stockholders' equity .........     $   2,604      $      2,892
                                                               =========      ============

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)


                                                                               THREE MONTHS ENDED
                                                                          ------------------------------
                                                                            MARCH 31,         MARCH 31,
                                                                              2003              2002
                                                                          ------------      ------------
                                                                                           (AS RESTATED)
 Revenue ............................................................     $      1,410      $      2,887

 Cost of revenue ....................................................            1,002             1,947
                                                                          ------------      ------------
 Gross profit .......................................................              408               940

 Operating expenses:
   Selling, general and administrative expenses .....................              422               760
   Depreciation and amortization ....................................               12                40
                                                                          ------------      ------------
       Total operating expenses .....................................              434               800

 Income (loss) from operations ......................................              (26)              140

 Other income (expense) .............................................               35                --
 Interest expense, net ..............................................              (48)              (48)
                                                                          ------------      ------------
       Income (loss) before income taxes ............................              (39)               92
 Income tax provision ...............................................               --                --
                                                                          ------------      ------------
       Income (loss) before cumulative effect of change in
       accounting change ............................................              (39)               92
 Cumulative effect on prior years of retroactive application
   of new goodwill methods, net of tax ..............................               --            (9,945)
                                                                          ------------      ------------
       Net loss .....................................................     $        (39)     $     (9,853)
                                                                          ============      ============

 Net loss per share: basic and diluted:
       Before cumulative effect of change in accounting principle ...     $       0.00      $       0.01
       Cumulative effect of change in accounting principle ..........             0.00             (0.70)
                                                                          ------------      ------------
       Net loss .....................................................     $       0.00      $      (0.69)
                                                                          ============      ============

 Weighted average shares outstanding
    Basic ...........................................................       15,284,288        14,242,066
                                                                          ============      ============
    Diluted .........................................................       15,285,772        14,295,438
                                                                          ============      ============

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         ($000'S, EXCEPT PER SHARE DATA)


                                                      COMMON STOCK
                                               --------------------------     ADDITIONAL        UNEARNED
                                                 SHARES          AMOUNT     PAID-IN-CAPITAL   COMPENSATION
                                               -----------     ----------   ---------------   ------------
Balance, December 31, 2002 ................     15,284,288     $       16     $   99,902      $        (47)
Warrants issued with convertible notes ....             --             --              1                --
Amortization of unearned compensation .....             --             --             --                 9
Net loss ..................................             --             --             --                --
                                               -----------     ----------     ----------      ------------
Balance, March 31, 2003 ...................     15,284,288     $       16     $   99,903      $        (38)
                                               ===========     ==========     ==========      ============


                                                                                 TOTAL
                                                    TREASURY    ACCUMULATED   STOCKHOLDERS'    COMPREHENSIVE
                                                     STOCK       DEFICIT         EQUITY        INCOME (LOSS)
                                                    --------    -----------   -------------    -------------
Balance, December 31, 2002 ....................     $   (118)   $   (98,714)  $       1,039
   Warrants issued with convertible notes .....           --             --               1
   Amortization of unearned compensation ......           --             --               9
   Net loss ...................................           --            (39)            (39)   $         (39)
                                                    --------    -----------   -------------    -------------

   Balance, March 31, 2003 ....................     $   (118)   $   (98,753)  $       1,010    $         (39)
                                                    ========    ===========   =============    =============


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ($000'S, EXCEPT PER SHARE DATA)


                                                                              THREE MONTHS ENDED
                                                                           ------------------------
                                                                           MARCH 31,      MARCH 31,
                                                                             2003           2002
                                                                           ---------      ---------
                                                                                       (AS RESTATED)
   Operating activities:
      Net loss .......................................................     $     (39)     $  (9,853)
      Adjustments to reconcile net loss to net
          cash provided (used) by operating activities:
      Depreciation and amortization ..................................            33             53
      Compensation expense on previously issued common
          stock and options ..........................................             9             --
      Expense of issuances of stock and warrants .....................             1             13
      Non cash gains on settlement of liabilities ....................           (35)           (78)
      Cumulative effect of change in accounting principle ............            --          9,945
      Changes in operating assets and liabilities:
          Trade accounts receivable ..................................            99            496
          Unbilled revenue ...........................................            41             --
          Prepaid expenses and other assets ..........................            32            146
          Accounts payable ...........................................          (109)          (216)
          Accrued salaries and other expenses ........................           (79)          (227)
          Deferred revenue ...........................................             2            (14)
          Corporate legacy liabilities ...............................           (59)          (157)
                                                                           ---------      ---------
          Net cash provided (used) by operating activities ...........          (104)           108

   Investing activities:
       Capital expenditures ..........................................            (2)            --
                                                                           ---------      ---------
       Net cash used in investing activities .........................            (2)            --

   Financing activities:
      Net payments under line of credit ..............................            --           (181)
                                                                           ---------      ---------
          Net cash used in financing activities ......................            --           (181)

   Net decrease in cash ..............................................          (106)           (73)

   Cash:
      Beginning of period ............................................           160            185
                                                                           ---------      ---------
      End of period ..................................................     $      54      $     112
                                                                           =========      =========


   SUPPLEMENTAL DISCLOSURE:
   Interest paid .....................................................     $       3      $      10

   Issuance of common stock at fair value in satisfaction of:
        Accrued bonuses ..............................................     $      --      $      60

   Noncash issuance of convertible notes at fair value associated
      with interest due on notes payable .............................     $      24      $      22

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     ($000, EXCEPT SHARE AND PER SHARE DATA)

    1.   BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

    Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options, warrants and conversion of notes payable. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Potentially dilutive securities excluded because of their anti-dilutive effect are approximately 7.9 million shares and 6.4 million shares at March 31, 2003 and March 31, 2002, respectively.

    Pro forma disclosures required under SFAS 148 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                                   3 Months Ended March 31,
                                                                     2003           2002
                                                                   --------      ----------
Net loss, as reported ........................................     $    (39)     $   (9,853)
Add: Stock based employee compensation expense included in
 reported income, net of related tax .........................           --              --
Deduct: Total stock-based employee compensation expense
          determined under fair value based method for all
          awards, net of related tax effects .................           (8)           (367)
                                                                   --------      ----------
Pro forma net income .........................................     $    (47)     $  (10,220)
                                                                   ========      ==========

Pro forma basic and diluted loss per share:
   Basic reported as .........................................     $  (0.00)     $    (0.69)
   Basic pro forma ...........................................     $  (0.00)     $    (0.72)
   Diluted reported ..........................................     $  (0.00)     $    (0.69)
   Diluted pro forma .........................................     $  (0.00)     $    (0.71)


    Compensation cost for the quarter ended March 31, 2003 and 2002 was calculated in accordance with the binomial model, using the following weighted average assumptions: (i) expected volatility of 123%; (ii) expected dividend yield of 0%; (iii) expected option term of 10 years; (iv) risk-free rates of return of 1.74% and (v) expected forfeiture rates of 40% for both quarters.

    2.   LIQUIDITY AND CREDIT FACILITY

    On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $750, to replace our existing credit facility with Comerica Bank. Under the BFI agreement, available borrowings will be up to 85% of accounts receivable, after reduction for ineligible accounts. The interest rate on outstanding balances will be at prime plus 4% per annum, plus a monthly administrative fee of 0.50% per month calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company will be not less than $1 per month for the first six months, escalating to $2 per month for the next three months and then finally to $4 per month for the remaining term of the agreement.

    The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company experienced a significant decline in available liquidity in 2001 and 2002, which had an adverse impact on the ability of the Company to meet its immediate and future obligations. The Company improved its liquidity by securing private placement financing in July 2001, by generating positive cash flow from operations, by reaching settlement agreements with all of its legacy creditors, and by replacing its credit facility with Comerica Bank, which was scheduled to expire on December 31, 2002, with the BFI facility in December 2002.

    Under present circumstances, the Company believes that the planned results from operations when combined with the proceeds from the new BFI credit facility will be adequate to fund its operations into 2004.

    On May 6, 2003, the Company retained the services of an investment banking firm to help the Company explore its tactical and strategic business alternatives. The agreement terminates on April 30, 2004. The Company paid an initial fee of $20 at the signing of the agreement and will also be responsible for making monthly payments of $5 starting on June 15, 2003. Additionally the Company will issue warrants to purchase 250,000 shares of common stock, exercisable for a period of five years at an exercise price of $0.035 per share, which was the closing price of the Company's common stock on May 6, 2003. One half of the warrants (125,000) will be earned immediately and the balance of the 250,000 (125,000) will be earned on November 1, 2003.

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

    4.    ACCRUED SALARIES AND OTHER EXPENSES

    Accrued salaries and other expenses consist of the following:

                                                            March 31,     December 31
                                                              2003            2002
                                                            ---------     -----------
Accrued payroll and payroll taxes .....................     $     147     $       146
Accrued professional fees .............................            42              89
Other accrued expenses ................................           175             233
                                                            ---------     -----------
          Total accrued expenses ......................     $     364     $       468
                                                            =========     ===========


    5.    CORPORATE LEGACY LIABILITIES

    Corporate legacy liabilities consist of obligations that were incurred in years prior to 2001. During 2001 the Company entered into settlement agreements or issued notes in satisfaction of certain of these payables pursuant to a restructuring plan offered to substantially all of its creditors. The following chart represents what is left from those settlement agreements.

    Corporate legacy liabilities consist of the following:

                                                                 March 31,     December 31,
                                                                    2003           2002
                                                                 ---------     ------------
                      Short-term:
                      Other non-operating payables .........     $      --     $         94
                                                                 ---------     ------------
                          Total short-term .................     $      --     $         94
                                                                 ---------     ------------

                      Long-term:
                      Promissory note ......................     $      11     $         11
                                                                 ---------     ------------
                      Total long-term ......................     $      11               11
                                                                 ---------     ------------

    A promissory note was issued in conjunction with the Company's restructuring of the legacy liabilities. The note is an unsecured long-term note that accrues interest at 6.5% per annum. Principal and interest are due on January 3, 2005. In the chart above, this note is considered a long-term liability.

    6.   INCOME TAXES

    As a result of historical losses, the Company has recorded a valuation allowance to offset all of its net deferred tax assets recorded at March 31, 2003. The valuation allowance, which was approximately $10,500 as of December 31, 2002, relates to deferred tax assets established for net operating loss carryforwards generated through March 31, 2003 and other temporary differences. The Company does not expect to recognize tax benefits on prior or future losses or other temporary differences until such time that it is more likely than not that tax benefits will be realized by the Company. At December 31, 2002, the Company had a net operating loss carryforward of approximately $12,700 for federal income tax purposes, which will expire in years 2018 through 2022.

    7.   CHANGE IN ACCOUNTING PRINCIPLE

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

    The net effect of these restatements was a $9,945 decrease in the net income for the quarter ended March 31, 2002.

    8.   NET (LOSS) INCOME PER SHARE

    The following table sets forth the computation of basis and diluted earnings per share:


                                                                        March 31,          March 31,
                                                                          2003               2002
                                                                       ------------      ------------
   Numerator:
   Income (loss) from operations .................................     $        (26)     $        140
                                                                       ============      ============
   Net income (loss) .............................................     $        (39)     $     (9,853)
                                                                       ============      ============

   Numerator for basic earnings per share - income (loss)
     available to common stockholders ............................              (39)           (9,853)
   Effect of dilutive securities:
   Series 1 Convertible Subordinated Promissory Notes (1) ........               --                --
                                                                       ------------      ------------
   Numerator for diluted earnings per share - income
     available to common stockholders after assumed conversions ..     $        (39)     $     (9,853)
                                                                       ============      ============

   Denominator:
   Denominator for basic earnings per share - weighted average
      shares .....................................................       15,284,288        14,242,066
   Effect of dilutive securities:
   Employee stock options (2) ....................................            1,484            53,372
   Series 1 Convertible Subordinated Promissory Notes (1) ........               --                --
                                                                       ------------      ------------
   Denominator for diluted earnings per share - adjusted
      weighted- average shares and assumed conversions ...........       15,285,772        14,295,438
                                                                       ------------      ------------

    (1) Diluted EPS for the three-month period ended March 31, 2003 excludes "as converted" treatment of the Series 1 Convertible Subordinated Promissory Notes as their inclusion would be anti-dilutive.

    (2) Diluted EPS for the three-month period ended March 31, 2003 excludes the effect of approximately 1.5 million employee stock options as their inclusion would be anti-dilutive.

    9.  LITIGATION

    The Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation will not have a material adverse effect on the Company's financial condition.

    10.  SIGNIFICANT CUSTOMERS

    For the first quarter of 2003, the Company had a single customer that accounted for approximately 60% of total revenue. This customer also accounted for approximately 38% of the total outstanding accounts receivable balance as of March 31, 2003.

    For the first quarter of 2002, the Company had three (unrelated) customers that accounted for approximately 22%, 13% and 12% of total revenue, respectively. These three customers also accounted for approximately 18%, 5% and 9%, respectively, of the total outstanding accounts receivable balance as of March 31, 2002.


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    BrightStar Information Technology Group, Inc. ("BrightStar" or "the Company") provides information technology ("IT") services for its customers. We help organizations maximize their competitive advantage through the implementation and /or management of leading edge enterprise level applications from SAP and PeopleSoft by focusing primarily on serving clients in the healthcare and government markets. BrightStar has approximately 45 employees and full-time contractors and has its headquarters in the San Francisco Bay Area with field offices in Addison, Texas, and Quincy, Massachusetts.

    The Company also offers arrangements for companies to outsource their software application support and management requirements. Outsourcing lets companies focus on their core business competencies and gives them a viable alternative to building the internal team required to implement, maintain and enhance today's sophisticated business applications.

    The timing of revenue is difficult to forecast because the Company's sales cycle can be relatively long and is subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles, customers' internal approval processes and general economic conditions. In addition, as is customary in the industry, the Company's engagements are generally terminable without a customer penalty. The Company's revenue and results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including, but not limited to, changes in demand of IT services, the effect of changes in estimates to complete fixed fee contracts, the rate of hiring and the productivity of revenue generating personnel, the availability of qualified IT professionals, the significance of customer engagements commenced and completed during a quarter; the number of business days in the quarter, changes in the relative mix of the Company's services, changes in the pricing of the Company's services, the timing and the rate of entrance into new geographic or IT specialty markets, departures or temporary absences of key revenue-generating personnel, the structure and timing of acquisitions, and general economic factors.

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

    Revenue recognition -- The Company provides services to customers for fees that are based on time and materials or occasionally, fixed fee contracts. Revenue for fixed fee contracts is recognized ratably over the contract term based on the percentage-of-completion method. Costs incurred to date as a percentage of total estimated costs are used to determine the percentage of the contract that has been completed throughout the contract life. Costs reimbursed by its customers are included in revenue for the periods in which costs are incurred.

    Goodwill -- Goodwill is the cost in excess of amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill recorded in conjunction with the Founding Companies and all other acquisitions in 1998 is no longer being amortized due to the Company adopting Statement of Financials Accounting Standards (SFAS) No. 142 as of January 1, 2002.

    Income taxes -- The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, the Company has recorded a valuation allowance for deferred taxes as of March 31, 2003. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made.

    RESULTS OF OPERATIONS

    Revenue for the first quarter ended March 31, 2003 decreased from $2.9 million to $1.4 million compared to the first quarter ended March 31, 2002 as a result of a continued reduction in the demand for enterprise software consulting services.

    Gross profit as a percentage of revenue for the first quarter ended March 31, 2003 decreased from 33% to 29% compared to first quarter ended March 31, 2002 as a result of a reduction in consultant utilization and a change in the mix of services provided to our clients.

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

    The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company experienced a significant decline in available liquidity in 2001 and 2002, which had an adverse impact on the ability of the Company to meet its immediate and future obligations. The Company improved its liquidity by securing private placement financing in July 2001, by generating positive cash flow from operations, by reaching settlement agreements with all of its legacy creditors, and by replacing its credit facility with Comerica Bank, which was scheduled to expire on December 31, 2002, with the BFI facility in December 2002.

    Under present circumstances, the Company believes that the planned results from operations when combined with the proceeds from the new BFI credit facility will be adequate to fund its operations into 2004.

    On May 6, 2003, the Company retained the services of an investment banking firm to help the Company explore its tactical and strategic business alternatives. The agreement terminates on April 30, 2004. The Company paid an initial fee of $20,000 at the signing of the agreement and will also be responsible for making monthly payments of $5,000 starting on June 15, 2003. Additionally the Company will issue warrants to purchase 250,000 shares of common stock, exercisable for a period of five years at an exercise price of $0.035 per share, which was the closing price of the Company's common stock on May 6, 2003. One half of the warrants (125,000) will be earned immediately and the balance of the 250,000 (125,000) will be earned on November 1, 2003.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our principal accounting officer, after evaluating the effectiveness of the company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

    (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 1. Legal proceedings

    There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

ITEM 6.  Exhibits and reports on Form 8-K

    99.1 - Certification of Principal Officers to Sec. 1350



                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: May 14, 2003.              BY: /s/ Joseph A. Wagda
                                     ------------------------------------------
                                     Joseph A. Wagda
                                     Chairman, Chief Executive Officer and
                                     Interim Chief Financial Officer

                                 BY: /s/ Paul C. Kosturos
                                     ------------------------------------------
                                     Paul C. Kosturos
                                     Vice President Finance, Principal
                                     Accounting Officer and Secretary

I, Joseph A. Wagda, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of BrightStar Information Technology Group, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

Date: May 14, 2003
BY: /s/ Joseph A. Wagda
-----------------------
Joseph A. Wagda
Chairman and Chief Executive Officer

I, Paul C. Kosturos, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of BrightStar Information Technology Group, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

Date: May 14, 2003
BY: /s/ Paul C. Kosturos
------------------------
Paul C. Kosturos
Principal Accounting Officer and Secretary

                                INDEX TO EXHIBITS

          EXHIBIT
          NUMBER           DESCRIPTION
          -------          -----------
           99.1 -          Certification of Principal Officers to SEC. 1350