Form 10-Q
period 2003-06-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2003-08-14
CIK 1050025

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

         The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 10, 2003 was 15,284,288.

                      PART 1, ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         ($000'S, EXCEPT PER SHARE DATA)


                                                                                  JUNE 30,         DECEMBER 31,
                                                                                    2003              2002
                                                                                 ----------        ------------
                                     ASSETS
Current assets:
    Cash .................................................................       $       47        $      160
    Trade accounts receivable, net of allowance
      for doubtful accounts of $40 and $140, respectively ................              704               716
    Unbilled revenue .....................................................                3                41
    Prepaid expenses and other ...........................................              197               154
                                                                                 ----------        ----------
      Total current assets ...............................................              951             1,071
    Property and equipment ...............................................              437               435
      Less - accumulated depreciation ....................................             (380)             (362)
                                                                                 ----------        ----------
      Property and equipment, net ........................................               57                73
    Goodwill .............................................................            1,748             1,748
                                                                                 ----------        ----------
      Total assets .......................................................       $    2,756        $    2,892
                                                                                 ==========        ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit .......................................................       $       40        $       --
    Accounts payable .....................................................              145               169
    Accrued salaries and other expenses ..................................              338               468
    Corporate legacy liabilities .........................................               --                94
                                                                                 ----------        ----------
      Total current liabilities ..........................................              523               731
    Convertible notes payable, net .......................................            1,175             1,086
    Corporate legacy liabilities .........................................               11                11
    Other liabilities ....................................................               26                25
    Commitments and contingencies ........................................               --                --
Stockholders' equity:
    Common stock, $0.001 par value; 72,000,000 shares authorized;
      15,284,288 (excluding 255,000 shares held in treasury),
      shares issued and outstanding ......................................               16                16
    Additional paid-in capital ...........................................           99,906            99,902
    Unearned compensation ................................................              (29)              (47)
    Treasury stock .......................................................             (118)             (118)
    Accumulated deficit ..................................................          (98,754)          (98,714)
                                                                                 ----------        ----------
      Total stockholders' equity .........................................            1,021             1,039
                                                                                 ----------        ----------
                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..       $    2,756        $    2,892
                                                                                 ==========        ==========


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)


                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              --------------------------------    --------------------------------
                                                                JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                                  2003              2002              2003              2002
                                                              --------------    --------------    --------------   ---------------
                                                                                                                   (as restated)
Revenue ......................................................    $      1,434     $      2,403     $      2,844     $      5,290
Cost of revenue ..............................................           1,016            1,623            2,018            3,570
                                                                  ------------     ------------     ------------     ------------
Gross profit .................................................             418              780              826            1,720

Operating expenses:
    Selling, general and administrative ......................             373              817              795            1,577
    Depreciation and amortization ............................               6               24               18               64
                                                                  ------------     ------------     ------------     ------------
      Total operating expenses ...............................             379              841              813            1,641

Income (loss) from operations ................................              39              (61)              13               79

    Other income .............................................               9            1,467               44            1,467
    Interest expense, net ....................................             (49)             (46)             (97)             (94)
                                                                  ------------     ------------     ------------     ------------
Income (loss) before tax provision ...........................              (1)           1,360              (40)           1,452
    Income tax provision .....................................              --               --               --               --
                                                                  ------------     ------------     ------------     ------------
Income (loss) before cumulative effect of
    change in accounting principle ...........................              (1)           1,360              (40)           1,452
    Cumulative effect on prior years of retroactive
      application of new goodwill methods, net of tax ........              --               --               --           (9,945)
                                                                  ------------     ------------     ------------     ------------
Net income (loss) ............................................    $         (1)    $      1,360     $        (40)    $     (8,493)
                                                                  ============     ============     ============     ============
Net income (loss) per share: basic and diluted
    Before cumulative effect of change in
      accounting principle ...................................    $         --     $       0.09     $         --     $       0.10
    Cumulative effect of change in accounting principle ......              --               --               --            (0.68)
                                                                  ------------     ------------     ------------     ------------
      Net income (loss) per share ............................    $         --     $       0.09     $         --     $      (0.58)
                                                                  ============     ============     ============     ============
Average shares outstanding: basic and diluted ................      15,284,288       15,264,288       15,284,288       14,756,001
                                                                  ============     ============     ============     ============


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         ($000'S, EXCEPT PER SHARE DATA)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003


                                                COMMON STOCK                         ADDITIONAL          UNEARNED
                                                   SHARES            AMOUNT        PAID-IN-CAPITAL    COMPENSATION
                                               --------------    --------------    ---------------   --------------
Balance, December 31, 2002 ................        15,284,288    $           16    $       99,902    $          (47)
Warrants issued with convertible notes ....                --                --                 4                --
Amortization of unearned compensation .....                --                --                --                18
Net loss ..................................                --                --                --                --
                                               --------------    --------------    --------------    --------------
Balance, June 30, 2003 ....................        15,284,288    $           16    $       99,906    $          (29)
                                               ==============    ==============    ==============    ==============

                                                                                                         TOTAL
                                                   TREASURY        ACCUMULATED      STOCKHOLDERS'    COMPREHENSIVE
                                                    STOCK            DEFICIT           EQUITY             LOSS
                                               --------------    --------------    --------------    --------------
Balance, December 31, 2002 ................    $         (118)   $      (98,714)   $        1,039
Warrants issued with convertible notes ....                --                --                 4
Amortization of unearned compensation .....                --                --                18
Net loss ..................................                --               (40)              (40)   $          (40)
                                               --------------    --------------    --------------    --------------
Balance, June 30, 2003 ....................    $         (118)   $      (98,754)   $        1,021    $          (40)
                                               ==============    ==============    ==============    ==============


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ($000'S, EXCEPT PER SHARE DATA)


                                                                    SIX MONTHS ENDED
                                                               ---------------------------
                                                                JUNE 30,        JUNE 30,
                                                                  2003            2002
                                                               ----------    -------------
                                                                             (as restated)
Operating activities:
    Net loss ..............................................    $      (40)    $   (8,493)
    Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
    Depreciation and amortization .........................            59             88
    Change in allowance for doubtful accounts .............            99            (10)
    Compensation expense on issuance of common
      stock options and warrants ..........................            22             24
    Non cash gains on settlement of liabilities and
      deconsolidation of subsidiary .......................           (35)        (1,563)
    Cumulative effect of change in accounting principle ...            --          9,945
    Changes in operating assets and liabilities
      Trade accounts receivable ...........................           (87)           915
      Unbilled revenue ....................................            38             --
      Income tax receivable ...............................            --             62
      Prepaid expenses and other assets ...................           (43)            96
      Accounts payable ....................................           (24)          (378)
      Accrued salaries and other expenses .................           (81)          (274)
      Deferred revenue ....................................            --            (14)
      Corporate legacy liabilities ........................           (59)          (170)
                                                               ----------     ----------
      Net cash provided (used) by operating activities ....          (151)           228

Investing activities:
    Capital expenditures ..................................            (2)            --
                                                               ----------     ----------
      Net cash used in investing activities ...............            (2)            --

Financing activities:
    Net borrowings (payments) under line of credit ........            40           (139)
                                                               ----------     ----------
      Net cash provided (used) by financing activities ....            40           (139)

Net increase (decrease) in cash ...........................          (113)            89

Cash:
    Beginning of period ...................................           160            185
                                                               ----------     ----------
    End of period .........................................    $       47     $      274
                                                               ==========     ==========
Supplemental disclosure:
    Interest paid .........................................    $        6     $       10

Issuance of common stock at fair value in satisfaction of:
    Accrued bonus .........................................    $       --     $       60

Noncash issuance of convertible notes at fair value
    associated with interest due on notes payable .........    $       49     $       45

Noncash issuance of convertible notes at fair value
    associated with short-term corporate legacy liabilities    $       --     $      211


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     ($000, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options, warrants and conversion of notes payable. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Potentially dilutive securities excluded because of their anti-dilutive effect are approximately 8.0 million shares and 6.5 million shares at June 30, 2003 and June 30, 2002, respectively.

Pro forma disclosures required under SFAS 148 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                                         3 Months Ended June 30,     6 Months Ended June 30,
                                                                        ------------------------     -----------------------
                                                                           2003           2002         2003          2002
                                                                        ----------     ---------     --------     ----------
Net income (loss), as reported .....................................    $       (1)    $   1,360     $    (40)    $   (8,493)
Add: Stock based employee compensation expense included in
          reported income, net of related tax ......................            --            --           --             --
Deduct: Total stock-based employee compensation expense
          determined under fair value based method for all
          awards, net of related tax effects .......................            (8)         (367)         (16)          (735)
                                                                        ----------     ---------     --------     ----------
Pro forma net income (loss) ........................................    $       (9)    $     993     $    (56)    $   (9,228)
                                                                        ==========     =========     ========     ==========

Pro forma basic and diluted income (loss) per share:
        Basic - as reported.........................................    $    (0.00)    $    0.09     $  (0.00)     $   (0.58)
        Basic - pro forma...........................................    $    (0.00)    $    0.07     $  (0.00)     $   (0.63)
        Diluted - as reported.......................................    $    (0.00)    $    0.09     $  (0.00)     $   (0.56)
        Diluted - pro forma.........................................    $    (0.00)    $    0.06     $  (0.00)     $   (0.61)

Compensation cost for the quarter ended June 30, 2003 and 2002 was calculated in accordance with the binomial model, using the following weighted average assumptions: (i) expected volatility of 123%; (ii) expected dividend yield of 0%; (iii) expected option term of 10 years; (iv) risk-free rates of return of 1.74% and (v) expected forfeiture rates of 40% for both periods.

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

The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company experienced a significant decline in available liquidity in 2001 and 2002. The Company improved its liquidity by securing private placement financing in July 2001, by generating positive cash flow from operations, by reaching settlement agreements with all of its legacy creditors, and by replacing its credit facility with Comerica Bank, which was scheduled to expire on December 31, 2002, with the BFI facility in December 2002.

Under present circumstances, the Company believes that the planned results from operations when combined with the proceeds from the new BFI credit facility will be adequate to fund its operations through the first half of 2004.

On May 6, 2003, the Company retained the services of an investment-banking firm to help the Company explore its strategic alternatives. The Company paid an initial fee of $20 at the signing of the agreement and commenced making monthly payments of $5 starting on June 15, 2003 and which, under the agreement, are scheduled to continue through October 15, 2003. Additionally the Company will issue warrants to purchase 125,000 shares of common stock, exercisable for a period of five years at an exercise price of $0.035 per share, which was the closing price of the Company's common stock on May 6, 2003. These warrants were valued at $4 under the provisions of APB No. 14 and EITF 00-27 and were expensed in the second quarter of 2003. The services of the investment-banking firm have been terminated, effective August 21, 2003. The Company will continue to explore its tactical and strategic alternatives.

3. ACCOUNTS RECEIVABLE

The majority of the Company's accounts receivables are due from Global 2000, mid-market and public sector clients. Credit is extended based on an evaluation of the customers' financial condition and, generally, collateral is not required. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. The estimated losses are based on the aging of our receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

4. ACCRUED SALARIES AND OTHER EXPENSES

Accrued salaries and other expenses consist of the following:

                                                      June 30,  December 31
                                                        2003        2002
                                                      --------  -----------
     Accrued payroll and payroll taxes ...........    $    150    $    146
     Accrued professional fees ...................          59          89
     Other accrued expenses ......................         129         233
                                                      --------    --------
               Total accrued expenses ............    $    338    $    468
                                                      ========    ========

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

Corporate legacy liabilities consist of the following:

                                                     June 30,  December 31,
                                                      2003         2002
                                                    --------   ------------
        Short-term:
          Other non-operating payables .........    $     --     $     94
                                                    --------     --------
            Total short-term ...................    $     --     $     94
                                                    ========     ========
        Long-term:
          Promissory note ......................    $     11     $     11
                                                    --------     --------
            Total long-term ....................    $     11     $     11
                                                    ========     ========

A promissory note was issued in conjunction with the Company's restructuring of the legacy liabilities. The note is an unsecured long-term note that accrues interest at 6.5% per annum. Principal and interest are due on January 3, 2005. In the chart above, this note is considered a long-term liability.

6. CONVERTIBLE NOTES PAYABLE, NET


Convertible notes payable, net consists of the following:

                                                                   June 30,     December 31,
                                                                     2003           2001
                                                                  ----------   ------------
Series 1 Convertible Subordinated Promissory Notes ...........    $    1,258    $    1,209
  Less fundraising and warrant costs:
    Fundraising costs, net of amortization ...................            20            29
    Warrant costs associated with convertible notes, net of
        amortization .........................................            63            94
                                                                  ----------    ----------
          Subtotal fundraising costs .........................            83           123
                                                                  ----------    ----------
 Notes payable, net ..........................................    $    1,175    $    1,086
                                                                  ==========    ==========

On July 26, 2001, the Company completed a private placement through the issuance of approximately $1,100 of convertible notes, (Series 1 Convertible Subordinated Promissory Notes) to a group of investors, including members of BrightStar's senior management. The notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. The notes are entitled to simple interest calculated at a rate per annum equal to 8%. Interest may be paid at the option of the Company for the first year from the date of the notes (subsequently extended for another year during the second quarter of 2002) by issuing additional convertible notes and warrants with the same terms as above. The Company has elected to pay interest due on the notes from inception through June 30, 2003 by issuing additional notes and warrants. Starting in October 2003, the Company will pay the interest due on the notes in cash beginning with the quarter ending September 30, 2003.

The Convertible Subordinated Promissory Notes, including the ones issued as payment for interest due, are due and payable on July 1, 2004.

7. INCOME TAXES

As a result of historical losses, the Company has recorded a valuation allowance to offset all of its net deferred tax assets recorded at June 30, 2003. The valuation allowance, which was approximately $10,500 as of December 31, 2002, relates to deferred tax assets established for net operating loss carryforwards generated through June 30, 2003 and other temporary differences. The Company does not expect to recognize tax benefits on prior or future losses or other temporary differences until such time that it is more likely than not that tax benefits will be realized by the Company. At December 31, 2002, the Company had a net operating loss carryforward of approximately $12,700 for federal income tax purposes, which will expire in years 2018 through 2022.

8. CHANGE IN ACCOUNTING PRINCIPLE

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

9. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                             Three months ended               Six months ended
                                                                           June 30,        June 30,       June 30,        June 30,
                                                                            2003            2002           2003            2002
                                                                         -----------     -----------    -----------    ------------
                                                                                                                       (as restated)
Numerator:
Income (loss) before cumulative effect of change in
  accounting principle ...............................................   $        (1)    $     1,360    $       (40)    $     1,452
                                                                         ===========     ===========    ===========     ===========
Net income (loss) ....................................................   $        (1)    $     1,360    $       (40)    $    (8,493)
                                                                         ===========     ===========    ===========     ===========

Numerator for basic earnings per share - income (loss)
  available to common stockholders ...................................            (1)          1,360            (40)         (8,493)
Effect of dilutive securities:
Series 1 Convertible Subordinated Promissory Notes (1) ...............            --              --             --              --
                                                                         -----------     -----------    -----------     -----------
Numerator for diluted earnings per share - income
  available to common stockholders after assumed conversions .........   $        (1)    $     1,360    $       (40)    $    (8,493)
                                                                         ===========     ===========    ===========     ===========
Denominator:
Denominator for basic earnings per share - weighted average shares ...    15,284,288      15,264,288     15,284,288      14,756,001
Effect of dilutive securities:
Employee stock options (2) ...........................................         1,965         655,549          1,965         453,359
Series 1 Convertible Subordinated Promissory Notes (1) ...............            --              --             --              --
                                                                         -----------     -----------    -----------     -----------
Denominator for diluted earnings per share - adjusted weighted-
   average shares and assumed conversions ............................    15,286,253      15,919,837     15,286,253      15,209,360
                                                                         -----------     -----------    -----------     -----------

(1) Diluted EPS for the six-month period ended June 30, 2003 excludes "as converted" treatment of the Series 1 Convertible Subordinated Promissory Notes as their inclusion would be anti-dilutive.

(2) Diluted EPS for the six-month period ended June 30, 2003 excludes the effect of approximately 1.4 million employee stock options as their inclusion would be anti-dilutive.

10. LITIGATION

The Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation will not have a material adverse effect on the Company's financial condition.

11. SIGNIFICANT CUSTOMERS

For the second quarter of 2003, the Company had a single customer that accounted for approximately 58% of total revenue. For the first half of 2003, this customer accounted for approximately 59% of the total revenue. This customer also accounted for approximately 49% of the total outstanding accounts receivable balance as of June 30, 2003.

For the second quarter of 2002, the Company had three unrelated customers that accounted for approximately 30%, 29% and 8% of total revenue, respectively. For the first half of 2002, these three customers accounted for approximately 27%, 22% and 10% of total revenue, respectively. These three customers also accounted for approximately 17%, 24% and 13%, respectively, of the total outstanding accounts receivable balance as of June 30, 2002.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BrightStar Information Technology Group, Inc. ("BrightStar" or "the Company") provides information technology ("IT") services for its customers. We help organizations maximize their competitive advantage through the implementation and /or management of leading edge enterprise level applications from SAP and PeopleSoft by focusing primarily on serving clients in the healthcare and government markets. BrightStar has approximately 46 employees and full-time contractors and has its headquarters in the San Francisco Bay Area with field offices in Addison, Texas, and Quincy, Massachusetts.

The Company also offers arrangements for companies to outsource their software application support and management requirements. Outsourcing lets companies focus on their core business competencies and gives them a viable alternative to building the internal team required to implement, maintain and enhance today's sophisticated business applications.

The timing of revenue is difficult to forecast because the Company's sales cycle can be relatively long and is subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles, customers' internal approval processes and general economic conditions. In addition, as is customary in the industry, the Company's engagements generally can be changed or terminated without a significant customer penalty. The Company's revenue and results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including, but not limited to, changes in demand of IT services, the effect of changes in estimates to complete fixed fee contracts, the rate of hiring and the productivity of revenue generating personnel, the availability of qualified IT professionals, the significance of customer engagements commenced and completed during a quarter, the number of business days in the quarter, changes in the relative mix of the Company's services, changes in the pricing of the Company's services, the timing and the rate of entrance into new geographic or IT specialty markets, departures or temporary absences of key revenue-generating personnel, the structure and timing of acquisitions, and general economic factors.

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

RESULTS OF OPERATIONS

Revenue for the second quarter and first half of 2003 decreased from $2.4 million to $1.4 million and from $5.3 million to $2.8 million or 42% and 47%, respectively, compared to the second quarter and first half of 2002 as a result of a continued reduction in the demand for enterprise software consulting services. The 2003 second quarter revenue was approximately 2% higher than the prior sequential quarter ended March 31, 2003.

Gross profit as a percentage of revenue for the second quarter and first half of 2003 decreased from 32% to 29% compared to second quarter and first half of 2002 as a result of a reduction in consultant utilization and a change in the mix of services provided to our clients. The 2003 second quarter gross profit as a percentage of revenue was approximately even with that of the prior sequential quarter ended March 31, 2003.

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

The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company experienced a significant decline in available liquidity in 2001 and 2002. The Company improved its liquidity by securing private placement financing in July 2001, by generating positive cash flow from operations, by reaching settlement agreements with all of its legacy creditors, and by replacing its credit facility with Comerica Bank, which was scheduled to expire on December 31, 2002, with the BFI facility in December 2002.

Under present circumstances, the Company believes that the planned results from operations when combined with the proceeds from the new BFI credit facility will be adequate to fund its operations through the first half of 2004.

On May 6, 2003, the Company retained the services of an investment banking firm to help the Company explore its strategic alternatives. The Company paid an initial fee of $20,000 at the signing of the agreement and commenced making monthly payments of $5,000 starting on June 15, 2003 and which, under the agreement, are scheduled to continue through October 15, 2003. Additionally the Company will issue warrants to purchase 125,000 shares of common stock, exercisable for a period of five years at an exercise price of $0.035 per share, which was the closing price of the Company's common stock on May 6, 2003. These warrants were valued at $4,000 under the provisions of APB No. 14 and EITF 00-27 and were expensed in the second quarter of 2003. The services of the investment banking firm have been terminated, effective August 21, 2003. The Company will continue to explore its tactical and strategic alternatives.

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

ITEM 6.  Exhibits and reports on Form 8-K

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1360, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: August 13, 2003.            BY: /s/ Joseph A. Wagda
                                      -----------------------------------------
                                      Joseph A. Wagda
                                      Chairman, Chief Executive Officer and
                                      Interim Chief Financial Officer

                                  BY: /s/ Paul C. Kosturos
                                     -----------------------------------------
                                      Paul C. Kosturos
                                      Vice President Finance, Principal
                                      Accounting Officer and Secretary

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
31.1     Certification of Chief Executive Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer pursuant to Section
         302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification Pursuant to 18 U.S.C. Section 1360, As Adopted
         Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.