Form 10-Q
period 2003-09-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2003-11-13
CIK 1050025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________


                        COMMISSION FILE NUMBER: 000-23889

                                 _______________

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

                                 _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 10, 2003 was 15,286,788.


                      PART 1, ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                    2003                  2002
                                                                                -------------        -------------
                       ASSETS
Current assets:
    Cash........................................................................    $ 91                $ 160
    Trade accounts receivable, net of allowance
      for doubtful accounts of $38 and $140, respectively.......................     744                  716
    Unbilled revenue............................................................      44                   41
    Prepaid expenses and other..................................................     143                  154
                                                                                --------             --------
      Total current assets......................................................   1,022                1,071
    Property and equipment......................................................     437                  435
      Less - accumulated depreciation...........................................    (385)                (362)
                                                                                --------             --------
      Property and equipment, net...............................................      52                   73
    Goodwill....................................................................   1,748                1,748
                                                                                --------             --------
      Total assets.............................................................. $ 2,822              $ 2,892
                                                                                ========             ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Line of credit..............................................................    $ 19                  $ -
    Accounts payable............................................................     143                  169
    Accrued salaries and other expenses.........................................     371                  468
    Corporate legacy liabilities................................................       -                   94
    Deferred revenue............................................................      25                    -
    Convertible notes payable, short-term.......................................      38                    -
                                                                                --------             --------
      Total current liabilities.................................................     596                  731
    Convertible notes payable, net..............................................   1,183                1,086
    Corporate legacy liabilities................................................      11                   11
    Other liabilities...........................................................       1                   25
    Commitments and contingencies...............................................       -                    -

Stockholders' equity:
    Common stock, $0.001 par value; 72,000,000 shares authorized;
    15,286,788 and 15,284,288 (excluding 255,000 shares held in treasury)
    shares issued and outstanding in 2003 and 2002, respectively................      16                   16
    Additional paid-in capital..................................................  99,924               99,902
    Unearned compensation.......................................................     (20)                 (47)
    Treasury stock..............................................................    (118)                (118)
    Accumulated deficit......................................................... (98,771)             (98,714)
                                                                                ========             ========
      Total stockholders' equity................................................   1,031                1,039
                                                                                ========             ========
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,822              $ 2,892
                                                                                ========             ========

See notes to condensed consolidated financial statements.



                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                                         -------------------     --------------------
                                                                          2003        2002         2003        2002
                                                                         -------     -------     -------      -------
                                                                                                           (as restated)
Revenue...............................................................   $ 1,586     $ 2,221     $ 4,430     $ 7,511
Cost of revenue.......................................................     1,120       1,482       3,138       5,052
                                                                         -------     -------     -------     -------
Gross profit..........................................................       466         739       1,292       2,459

Operating expenses:
   Selling, general and administrative................................       425         659       1,220       2,236
   Settlements of accrued liabilities.................................         -        (128)          -        (128)
   Depreciation and amortization......................................         5          22          23          86
                                                                         -------     -------     -------     -------
     Total operating expenses.........................................       430         553       1,243       2,194

Income (loss) from operations.........................................        36         186          49         265

   Other income.......................................................         -         267          44       1,734
   Interest expense, net..............................................       (53)        (45)       (150)       (139)
                                                                         -------     -------     -------     -------
Income (loss) before tax provision....................................       (17)        408         (57)      1,860
   Income tax provision (benefit).....................................         -        (130)          -        (130)
                                                                         -------     -------     -------     -------
Income (loss) before cumulative effect of
   change in accounting principle.....................................       (17)        538         (57)      1,990
   Cumulative effect on prior years of retroactive
     application of new goodwill methods, net of tax..................         -           -           -      (9,945)
                                                                         -------     -------     -------     -------

Net income (loss).....................................................     $ (17)      $ 538       $ (57)    $(7,955)
                                                                         =======     =======     =======     =======

Net income (loss) per share: basic and diluted
   Before cumulative effect of change in accounting principle.........     $   -      $ 0.04       $   -      $ 0.13
   Cumulative effect of change in accounting principle................         -           -           -       (0.68)
                                                                         -------     -------     -------     -------
     Net income (loss) per share......................................     $   -      $ 0.04       $   -     $ (0.53)
                                                                         =======     =======     =======     =======

Average shares outstanding: basic and diluted........................ 15,284,668  15,277,331  15,284,416  14,931,687
                                                                      ==========  ==========  ==========  ==========



                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         ($000'S, EXCEPT PER SHARE DATA)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003



                                                           Common Stock             Additional         Unearned
                                                      Shares         Amount         Paid-In-Capital    Compensation
                                                     --------       --------        ---------------    ------------
Balance, December 31, 2002........................  15,284,288         $ 16           $ 99,902            $ (47)
Variable stock options............................                        -                 17                -
Warrants issued with convertible notes............           -            -                  2                -
Exercise of stock options.........................       2,500            -                  -                -
Amortization of unearned compensation.............           -            -                  3               27
Net loss..........................................           -            -                  -                -
                                                    ----------     --------           --------          --------
Balance, September 30, 2003.......................  15,286,788         $ 16           $ 99,924            $ (20)
                                                    ==========     ========           ========          ========


                                                                                     Total
                                                       Treasury      Accumulated     Stockholders'      Comprehensive
                                                       Stock         Deficit         Equity             Loss
                                                       ---------     -----------     -------------      --------------
Balance, December 31, 2002........................     $ (118)         $ (98,714)      $ 1,039
Variable stock options............................           -                 -            17
Warrants issued with convertible notes............           -                 -             2
Exercise of stock options.........................           -                 -             -
Amortization of unearned compensation.............           -                 -            30
Net loss..........................................           -               (57)          (57)             $    -
                                                       --------        ----------      --------             -------
Balance, September 30, 2003.......................      $ (118)        $ (98,771)      $ 1,031              $    -
                                                       ========        ==========      ========             =======

See notes to condensed consolidated financial statements.


                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                                            NINE MONTHS ENDED
                                                                                    ---------------------------------
                                                                                    SEPTEMBER 30        SEPTEMBER 30
                                                                                       2003                 2002
                                                                                    -------------       -------------
                                                                                                        (as restated)
Operating activities:
   Net loss.....................................................................       $ (57)            $ (7,955)
   Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
   Depreciation and amortization................................................          85                  122
   Change in allowance for doubtful accounts....................................         102                 (140)
   Non cash ompensation expense on issuance of
      common stock options and warrants.........................................          49                   36
   Non cash gains on settlement of liabilities and
      deconsolidation of subsidiary.............................................         (35)              (1,771)
   Cumulative effect of change in accounting principle..........................           -                9,945
   Changes in operating assets and liabilities
      Trade accounts receivable.................................................        (130)               1,137
      Unbilled revenue..........................................................          (3)                   -
      Income tax receivable.....................................................           -                  (25)
      Prepaid expenses and other assets.........................................          11                   61
      Accounts payable..........................................................         (26)                (450)
      Accrued salaries and other expenses.......................................         (48)                (373)
      Deferred revenue..........................................................          25                  (14)
      Corporate legacy liabilities..............................................         (59)                (217)
                                                                                     --------             --------
      Net cash provided (used) by operating activities..........................         (86)                 356

Investing activities:
   Capital expenditures.........................................................          (2)                  (5)
                                                                                     --------             --------
      Net cash used in investing activities.....................................          (2)                  (5)

Financing activities:
   Net borrowings (payments) under line of credit...............................          19                 (282)
                                                                                     --------             --------
      Net cash provided (used) by financing activities..........................          19                 (282)

Net increase (decrease) in cash.................................................         (69)                  69

Cash:
   Beginning of period..........................................................         160                  185
                                                                                     --------             --------
   End of period................................................................        $ 91                $ 254
                                                                                     ========             ========
Supplemental disclosure:
Interest paid...................................................................        $ 13                 $ 15

Issuance of common stock at fair value in satisfaction of:
   Accrued bonus and Corporate legacy liabilities...............................         $ -                 $ 70

Noncash issuance of convertible notes at fair value
   associated with interest due on notes payable................................        $ 74                 $ 68

Noncash issuance of convertible notes at fair value
   associated with short-term corporate legacy liabilities0.....................         $ -                $ 211


                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ($000'S, EXCEPT SHARE AND PER SHARE DATA)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options, warrants and conversion of notes payable. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Potentially dilutive securities excluded because of their anti-dilutive effect are approximately 6.7 million shares and 6.5 million shares at September 30, 2003 and September 30, 2002, respectively.

Pro forma disclosures required under SFAS 148 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                                  3 Months Ended September 30,   9 Months Ended September 30,
                                                                        2003        2002           2003             2002
                                                                        ----        ----           ----             ----
    Net income (loss), as reported.................................  $   (17)     $   538       $   (57)        $ (7,955)
    Add: Stock based employee compensation expense
           included in reported income, net of related tax.........       --           --            --               --

    Deduct: Total stock-based employee compensation
               expenses determined under fair value based
               method for all awards, net of related tax effects...       (8)       (367)           (23)          (1,102)
                                                                     --------     -------       --------        ---------
    Pro forma net income (loss)....................................  $   (25)     $   171       $   (80)        $ (9,057)
                                                                     ========     ========      ========        =========
    Pro forma basic and diluted income (loss) per share:
       Basic - as reported.........................................  $ (0.00)     $  0.04       $ (0.00)        $  (0.54)
       Basic - pro forma...........................................  $ (0.00)     $  0.01       $ (0.00)        $  (0.61)
       Diluted - as reported.......................................  $ (0.00)     $  0.03       $ (0.00)        $  (0.52)
       Diluted - pro forma.........................................  $ (0.00)     $  0.01       $ (0.00)        $  (0.60)


Compensation cost for the quarter ended September 30, 2003 and 2002 was calculated in accordance with the binomial model, using the following weighted average assumptions: (i) expected volatility of 123%; (ii) expected dividend yield of 0%; (iii) expected option term of 10 years; (iv) risk-free rates of return of 1.74% and (v) expected forfeiture rates of 40% for both periods.

2.   LIQUIDITY AND CREDIT FACILITY

On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $750, to replace our existing credit facility with Comerica Bank. Under the BFI agreement, available borrowings are up to 85% of accounts receivable, after reduction for ineligible accounts. The interest rate on outstanding balances is at prime plus 4% per annum, plus a monthly administrative fee of 0.50% per month calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company was at least $1 per month for the first six months, escalating to $2 per month for the remaining term of the agreement.

The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company experienced a significant decline in available liquidity in 2001 and 2002. The Company improved its liquidity by securing private placement financing in July 2001, by generating positive cash flow from operations, by reaching settlement agreements with all of its legacy creditors, and in December 2002 by replacing its credit facility with Comerica Bank, which was scheduled to expire on December 31, 2002, with the BFI facility.

Under present circumstances, the Company believes that its estimated results from operations when combined with the proceeds from the BFI credit facility will be adequate to fund its obligations for the next 12 months.

On May 6, 2003, the Company retained the services of an investment-banking firm to help the Company explore its strategic alternatives. The Company paid an initial fee of $20 at the signing of the agreement and commenced making monthly payments of $5 starting on June 15, 2003 and which, under the agreement, were scheduled to continue through October 15, 2003. Additionally the Company issued warrants to purchase 125,000 shares of common stock, exercisable for a period of five years at an exercise price of $0.035 per share, which was the closing price of the Company's common stock on May 6, 2003. These warrants were valued at $4 under the provisions of APB No. 14 and EITF 00-27 and were expensed in the second quarter of 2003. The services of the investment-banking firm were terminated, effective August 21, 2003. The Company recorded an expense of $25 in the third quarter of 2003 for the remaining payments due pursuant to the contract and the remaining amortization relating to the initial engagement fee that was being amortized over the life of the agreement. The Company will continue to explore its tactical and strategic alternatives.

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

4.   ACCRUED SALARIES AND OTHER EXPENSES

Accrued salaries and other expenses consist of the following:

                                                 September 30,   December 31
                                                     2003           2002
                                                     ----           ----
 Accrued payroll and payroll taxes............    $   147         $  146
 Accrued professional fees....................         61             89
 Other accrued expenses.......................        163            233
                                                  -------         ------
           Total accrued expenses.............    $   371         $  468
                                                  =======         ======

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

Corporate legacy liabilities consist of the following:

                                                            September 30,   December 31,
                                                               2003            2002
                                                               ----            ----
     Short-term:
     Other non-operating payables....................         $   --          $   94
                                                              ------          ------
         Total short-term ...........................         $   --          $   94
                                                              ------          ------
     Long-term:
     Promissory note.................................         $   11          $   11
                                                              ------          ------
     Total long-term.................................         $   11          $   11
                                                              ------          ------


A promissory note was issued in conjunction with the Company's restructuring of the legacy liabilities. The note is an unsecured long-term note that accrues interest at 6.5% per annum. Principal and interest are due on January 3, 2005. In the chart above, this note is considered a long-term liability.

6.   CONVERTIBLE NOTES PAYABLE, NET


Convertible notes payable, net consists of the following:

                                                                    September 30,  December 31,
                                                                        2003          2002
                                                                        ----          -----
Series 1 Convertible Subordinated Promissory Notes.............      $  1,283       $  1,209
  Less fundraising and warrant costs:
    Fundraising costs, net of amortization.....................            15             29
    Warrant costs associated with
     convertible notes, net of amortization....................            47             94
                                                                     --------       --------
          Subtotal fundraising costs...........................            62            123
                                                                     --------       --------
 Notes payable, net............................................      $  1,221       $  1,086
                                                                     ========       ========

 Convertible notes payable - short-term                              $     38       $      -
                                                                     --------       --------
 Convertible notes payable - long-term                               $  1,183       $  1,086
                                                                     --------       --------


On July 26, 2001, the Company completed a private placement through the issuance of approximately $1,100 of Series 1 Convertible Subordinated Promissory Notes (the "Notes") with warrants to a group of investors, including members of BrightStar's senior management. The Notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. The Notes are entitled to simple interest calculated at a rate per annum equal to 8%. The Company had the option to pay interest for the first year from the date of the Notes (subsequently extended for another year during the second quarter of 2002) by issuing additional Notes (the "PIK Notes") and warrants with the same terms as above. The Company elected to pay the interest due on the Notes from inception through June 30, 2003 by issuing PIK Notes and warrants. In October 2003, the Company paid in cash the quarterly interest due on the Notes and PIK Notes for the quarter ended September 30, 2003.

The Notes and the PIK Notes were originally due and payable on July 1, 2004. However, the Notes and PIK Notes were amended effective October 24, 2003 to extend their due date to December 31, 2005 when holders representing more than 75% of the aggregate principal amount of the Notes and PIK Notes agreed to the extension. As consideration for this amendment the Company agreed to a partial pay down schedule for the PIK Notes, commencing January 2004. The Company agreed to pay in cash each quarter an amount equal to 50% of the interest then due on the Notes and PIK Notes and the amounts so paid will be applied sequentially to retire the PIK Notes in the order issued until December 31, 2005.

7.   INCOME TAXES

As a result of historical losses, the Company has recorded a valuation allowance to offset all of its net deferred tax assets recorded at September 30, 2003. The valuation allowance, which was approximately $10,500 as of December 31, 2002, relates to deferred tax assets established for net operating loss carryforwards generated through June 30, 2003 and other temporary differences. The Company does not expect to recognize tax benefits on prior or future losses or other temporary differences until such time that it is more likely than not that tax benefits will be realized by the Company. At December 31, 2002, the Company had a net operating loss carryforward of approximately $13,800 for federal income tax purposes, which will expire in years 2018 through 2022.

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

The Company will perform its annual impairment test during the 4th quarter based on an annual test date of October 1, 2003 as required by SFAS No. 142. Based on initial tests, the company does not anticipate recording any impairment loss for 2003.

9.   STOCK OPTION REPRICING

On February 12, 2002 the compensation committee of the board of directors voted to take actions that resulted in the repricing of approximately 835,000 existing options to active participants under the Company's long-term incentive plans to a new exercise price of $0.05 per share, which was determined to be the fair market value by the board of directors based upon the 20-day average closing price. The market closing price on February 12, 2002 was $0.07. Since the market closing price was greater than the exercise price of the newly granted options, the difference of $0.02 per share, approximately $17, was recorded as unearned compensation and will be recognized over the remaining vesting period of the repriced options. These repriced stock options are accounted for as variable awards, and accordingly, the Company will record any increase of the fair market value of the underlying stock over the market closing price of $0.07 on the day of the repricing as compensation expense in the appropriate quarter. Since the closing price of the company's stock was at $0.10 per share on September 30, 2003, the company recorded a compensation expense of $17 in the third quarter of 2003.

10.  NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Three months ended        Nine months ended
                                                                   Sept. 30,       Sept. 30,   Sept. 30,   Sept. 30,
                                                                     2003            2002        2003        2002
                                                                  ----------      ----------  ----------  ----------
                                                                                                        (as restated)
Numerator:
Income (loss) before  cumulative  effect of change in accounting
     principle.................................................       $  (17)        $   538     $   (57)    $ 1,990
                                                                  ==========      ==========  ==========  ==========
Net income (loss)..............................................       $  (17)        $   538     $   (57)    $(7,955)
                                                                  ==========      ==========  ==========  ==========

Numerator for basic earnings per share - income (loss)
  available to common stockholders.............................          (17)            538         (57)     (7,955)
Effect of dilutive securities:
Series 1 Convertible Subordinated Promissory Notes (1) ........           --              --          --          --
                                                                  ----------      ----------  ----------  ----------
Numerator for diluted earnings per share - income
  available to common stockholders after assumed conversions...      $  (17)         $   538     $   (57)    $(7,955)
                                                                  ==========      ==========  ==========  ==========

Denominator:
Denominator for basic earnings per share
- weighted average shares......................................   15,284,668      15,277,331  15,284,416  14,931,687
Effect of dilutive securities:
Series 1 Convertible Subordinated Promissory Notes (1) ........           --              --          --          --
Employee stock options (2) ....................................           --              --          --          --
Common stock warrants (3) .....................................           --              --          --          --
                                                                  ----------      ----------  ----------  ----------
Denominator for diluted earnings per share - adjusted weighted-
   average shares and assumed conversions......................   15,284,668      15,277,331  15,284,416  14,931,687
                                                                  ----------      ----------  ----------  ----------


(1) Diluted EPS for the three and nine-month period ended September 30, 2003 excludes "as converted" treatment of the Series 1 Convertible Subordinated Promissory Notes as their inclusion would be anti-dilutive. The Notes are convertible at a price of $0.23 per share into approximately 5.6 million common shares.

(2) Diluted EPS for the three and nine-month period ended September 30, 2003 excludes the effect of approximately 1.4 million employee stock options as their inclusion would be anti-dilutive. Of the 1.4 million employee stock options, approximately 1.2 million were in-the-money as of September 30, 2003.

(3) Diluted EPS for the three and nine-month period ended September 30, 2003 excludes the effect of approximately 0.5 million common stock warrants as their inclusion would be anti-dilutive. Of the 0.5 million common stock warrants, approximately 0.2 million were in-the-money as of September 30, 2003.

11.  LITIGATION

The Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation will not have a material adverse effect on the Company's financial condition.

12.  SIGNIFICANT CUSTOMERS

For the third quarter of 2003, the Company had a single customer that accounted for approximately 60% of total revenue. For the first nine months of 2003, this customer accounted for approximately 60% of total revenue. This customer also accounted for approximately 55% of the Company's total outstanding accounts receivable balance as of September 30, 2003.




For the third quarter of 2002, the Company had four unrelated customers that accounted for approximately 35%, 28%, 11% and 10% of total revenue, respectively. Also, for the first nine months of 2002, these four customers accounted for approximately 26%, 27%, 9% and 10% of total revenue, respectively. These four customers also accounted for approximately 19%, 26%, 7% and 12%, respectively, of the Company's total outstanding accounts receivable balance as of September 30, 2002.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BrightStar Information Technology Group, Inc. ("BrightStar" or "the Company") provides information technology ("IT") services for its customers. We help organizations maximize their competitive advantage through the implementation and/or support of leading edge enterprise level applications from SAP, PeopleSoft and Actuate and the maintenance of legacy application software by focusing primarily on serving clients in the healthcare and government markets. BrightStar has approximately 46 employees and full-time contractors and has its headquarters in the San Francisco Bay Area with field offices in Addison, Texas, and Quincy, Massachusetts.

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

Income taxes -- The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, the Company has recorded a valuation allowance for deferred taxes as of September 30, 2003. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made.

RESULTS OF OPERATIONS

Revenue for the third quarter and first nine months of 2003 decreased from $2.2 million to $1.6 million and from $7.5 million to $4.4 million or 27% and 41%, respectively, compared to the third quarter and first nine months of 2002 as a result of a continued reduction in the demand for enterprise software consulting services, offset in part by an increase in legacy software services provided to the Company's largest account. Revenue for the third quarter of 2003 was approximately 10% higher than the prior sequential quarter ended June 30, 2003.

Gross profit as a percentage of revenue for the third quarter and first nine months of 2003 decreased from 33% to 29% and from 32% to 29%, respectively, compared to third quarter and first nine months of 2002 as a result of a reduction in consultant billing rates and a change in the mix of services provided to our clients. The 2003 third quarter gross profit as a percentage of revenue was approximately even with that of the prior sequential quarter ended June 30, 2003.

The Company's reductions in selling, general and administrative expenses are the result of the execution of the turnaround plan, which included reductions in office space, sales personnel and related costs, management overhead and discretionary expenses.

LIQUIDITY AND CAPITAL RESOURCES

On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $0.75 million, to replace our existing credit facility with Comerica Bank. Under the BFI agreement, available borrowings are up to 85% of accounts receivable, after reduction for ineligible accounts. The interest rate on outstanding balances is at prime plus 4% per annum, plus a monthly administrative fee of 0.50% per month calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company was at least $1,000 per month for the first six months, escalating to $2,375 per month for the remaining term of the agreement.

The Company relies primarily on the timeliness and amount of accounts receivable collections to fund cash disbursements. As a result of prior losses and prior negative cash flows, the Company experienced a significant decline in available liquidity in 2001 and 2002. The Company improved its liquidity by securing private placement financing in July 2001, by generating positive cash flow from operations, by reaching settlement agreements with all of its legacy creditors, and in December 2002 by replacing its credit facility with Comerica Bank, which was scheduled to expire on December 31, 2002, with the BFI facility.

Under present circumstances, the Company believes that its estimated results from operations when combined with the proceeds from the BFI credit facility will be adequate to fund its obligations for the next 12 months.

On May 6, 2003, the Company retained the services of an investment banking firm to help the Company explore its strategic alternatives. The Company paid an initial fee of $20,000 at the signing of the agreement and commenced making monthly payments of $5,000 starting on June 15, 2003 and which, under the agreement, were scheduled to continue through October 15, 2003. Additionally the Company issued warrants to purchase 125,000 shares of common stock, exercisable for a period of five years at an exercise price of $0.035 per share, which was the closing price of the Company's common stock on May 6, 2003. These warrants were valued at $4,000 under the provisions of APB No. 14 and EITF 00-27 and were expensed in the second quarter of 2003. The services of the investment banking firm were terminated, effective August 21, 2003. The Company recorded an expense of $25,000 in the third quarter of 2003 for the remaining payments due pursuant to the contract and the remaining amortization relating to the initial engagement fee that was being amortized over the life of the agreement. The Company will continue to explore its tactical and strategic alternatives.

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

ITEM 6.  Exhibits and reports on Form 8-K

    (a) Exhibits

    31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 - Certification Pursuant to 18 U.S.C. Section 1360, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8K

On July 23, 2003 the Company furnished a Current Report on Form 8-K dated July 22, 2003 reporting its preliminary earnings for the second quarter ended June 30, 2003.

On September 19, 2003, the Company furnished a Current Report on Form 8-K dated September 17, 2003 which updated its guidance for the third quarter ending September 30, 2003.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: November 13, 2003.          BY: /s/ Joseph A. Wagda
                                      -------------------------------------
                                      Joseph A. Wagda
                                      Chairman and Chief Executive Officer

                                  BY: /s/ Paul C. Kosturos
                                      --------------------------------------
                                      Paul C. Kosturos
                                      Vice President and Chief Financial Officer







                                                           INDEX TO EXHIBITS

          EXHIBIT
          NUMBER           DESCRIPTION

31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 -  Certification Pursuant to 18 U.S.C. Section 1360, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002