Form 10-K
period 2003-12-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2004-03-29
CIK 1050025

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
Mark one
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 0-6920

                  BrightStar Information Technology Group, Inc.
             (Exact name of registrant as specified in its charter)

                     Delaware                         76-0553110
                     (State or other jurisdiction     (IRS Employer
                     of incorporation or              Identification
                     organization)                    No.)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     As of March 15, 2004, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $1,018,789 (based on the $0.085 per share closing price for such shares on The OTC Bulletin Board Market on March 15, 2004). For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

    As of March 26, 2004, there were 15,287,968 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                 The Exhibit Index is located on Page 27 hereof.
================================================================================

                                     PART I

ITEM 1: Business

The Company

    BrightStar Information Technology Group, Inc. ("BrightStar" or "the Company") provides information technology ("IT") services for its customers. We help organizations maximize their competitive advantage through the implementation and /or support of leading edge enterprise-level packaged-systems applications and legacy software systems by focusing primarily on serving clients in the healthcare and government markets. BrightStar also provides software support and training services to major corporations. We have approximately 40 employees and contractors. The Company has its headquarters in the San Francisco Bay Area with field offices in Dallas, Texas, and Quincy, Massachusetts. We also have service-delivery locations throughout the United States, including Arkansas, California, Florida, Georgia, Maryland and Oregon.

    For Enterprise Resource Planning ("ERP"), we implement and /or support SAP, PeopleSoft and Lawson applications, covering a complete range of business processes, including finance, human resources, payroll, procurement, customer relationship management and supply chain planning. Our ERP solutions are tailored to fit the specific needs of individual organizations, helping them to automate business processes across the enterprise through the creation of a single data environment that spans departments and job functions. BrightStar is an `SAP Services Partner', the world's leading provider of ERP applications. An SAP Services Partner is recognized by SAP as an independent third party services firm that has the capability of providing implementation and support services to SAP's customers.

    To help companies provide universal access to their information resources, we also provide training and other consulting services related to Actuate software. Actuate provides an effective platform for retrieving business information from corporate databases and delivering it as interactive web pages and Excel spreadsheets.

    In the legacy systems area, BrightStar consultants support the Medicare Part A claims processing software programs known as the Arkansas Part A Standard System ("APASS") and the Fiscal Intermediary Standard System ("FISS"). We provide these services as a subcontractor, approved by the Centers for Medicare and Medicaid Services ("CMS"), to one of the Blue Cross Blue Shield ("BCBS") companies who is the prime contractor on the APASS and FISS maintainer contracts for CMS. We also provide related data center and help desk support to BCBS with both technical and functional consultants.

    To provide our services, we recruit and employ project managers, skilled senior-level consultants, engineers and other technical personnel with both business as well as technical expertise. We believe this combination of business and technical expertise, the breadth and depth of our solution offerings and our ability to deliver these solutions in both the traditional consulting and implementation model, are sources of differentiation for the Company in the market for information technology services and critical factors in our success.

    BrightStar was organized as a Delaware corporation in July 1997 and completed its initial public offering ("IPO") on April 16, 1998. Since 1998, BrightStar has been a quality IT service provider. During the course of the last four years, the Company has made decisions to discontinue certain services and launch others, based on market conditions and BrightStar's strategy and position in various markets. BrightStar exited the Controls and Infrastructure Support businesses in 1999 and 2000, (which in total accounted for revenues of approximately $24 million for 1999) and also sold its web hosting business in 2001 (which accounted for revenues of approximately $0.1 million for 2000), because we did not feel these services were core businesses for BrightStar. The Company also sold its Australian subsidiary in 2000 (which accounted for revenues of approximately $17 million for 2000) to generate needed cash as well as to focus solely on the domestic US marketplace. On June 28, 2002, BRBA, Inc. ("BRBA"), one of the original roll-up subsidiaries of BrightStar, which was formerly known as Brian R. Blackmarr and Associates, Inc., filed for liquidation under Chapter 7 of the bankruptcy code and we no longer control BRBA. All of these divested operations experienced losses for the Company in the years before they were sold. From inception to today, BrightStar has emphasized its core ERP practices in the SAP and PeopleSoft markets, as well as its application support services for key major accounts. Through the restructuring actions of the last few years, BrightStar has been able to reduce its fixed costs to the scale of its recent business level. The Company is well positioned to focus on IT opportunities in the healthcare and government sectors, vertical markets in which it possesses strong reference accounts. BrightStar also continues to explore all tactical and strategic options.

Information About Operating Segment

    The Company operates primarily in the United States in the IT Services Business segment. Financial information regarding our business can be found in the consolidated financial statements and notes thereto attached as an Exhibit to this Form 10-K as described in Item 15.

    Among the leading positive factors affecting the demand for IT services are the transition to packaged software solutions, the emergence of new technologies and the increased bandwidth and usability of the Internet through the World Wide Web. These new technologies enable the creation and utilization of more functional and flexible applications that can increase productivity, reduce costs and improve customer service. Negative on-going conditions affecting demand in the Information Technology Services segment include the retrenchment of venture capital investment in new internet business enterprises, which began in 2000, the maturity of many packaged-software applications, especially ERP, and restraint in corporate capital spending that began in 2001.

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

    BrightStar has a long term and current relationship with BCBS that represented approximately 60% of BrightStar's business in 2003 and 29% in 2002. The Company has been informed by BCBS that positions for BrightStar consultants representing approximately 57% of our revenues from this client in 2003 will be eliminated during the period of March through May of 2004 as a result of project completions and cost pressure from the federal government. There is no assurance that the Company will find replacement opportunities for these consultants. Notwithstanding, this loss of revenue, BCBS could account for at least a majority of the Company's revenue for 2004. Most of the remaining revenue from BCBS is received under a single contract, which may be extended annually at the option of the client through 2007. All of our long-term contractual relationships, including our contract with ABCBS, may be terminated for convenience by our clients without penalty on relatively short notice.

    For 2003, BCBS accounted for approximately 46% of the total outstanding accounts receivable as of December 31, 2003. The Company also had one other unrelated customer that accounted for approximately 13% of the total outstanding accounts receivable balance.

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

Competition

    Market share in the IT industry was initially concentrated among large computer manufacturers but the industry has become increasingly competitive and fragmented. IT services are provided by numerous firms including multinational accounting firms, systems consulting and implementation firms, software application vendors, general management consulting firms and data processing outsourcing companies. By selling consulting resources for today's sophisticated enterprise applications, BrightStar is competing against a wide variety of organizations in the market space. These may range from certain of the major accounting firms (such as Deloitte & Touche) to small private and public companies like BrightStar.

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

Directors and Executive Officers of BrightStar

    The following table and notes thereto identify and set forth information about the Company's current Directors and two executive officers:

                                                                                               DIRECTOR
                                   NAME               AGE        PRINCIPAL OCCUPATION            SINCE
                          ----------------------    ---------------------------------------  ---------
                               Joseph A. Wagda       60   Chairman    of   the   Board   of     2000
                                                          Directors,  and  Chief  Executive
                                                          Officer

                               Paul C. Kosturos      38   Vice President    and    Chief          NA
                                                          Financial Officer

                               W. Barry Zwahlen      59   Managing Partner of
                                                          Information Management Associates     2000


                               Jennifer T. Barrett   53   Chief  Privacy  Officer,   Acxiom     1998
                                                          Corporation

                               Thomas A. Hudgins     63   Cofounder Polaris Group, Inc.         2001


    Joseph A. Wagda has been a director of BrightStar since April 2000 and Chief Executive Officer, effective October 2, 2000. Mr. Wagda was elected Chairman of the Board of Directors on March 21, 2001. Since 1997, Mr. Wagda has been engaged in a variety of investment related activities, including serving as President of Altamont Capital Management, Inc. and in leadership positions with several single-purpose investment entities. He also is currently a director of Abraxas Petroleum Corporation (Amex: ABP), a public oil and gas company, and Zierer Visa Service, Inc., a private company engaged in the international travel services business. Previously, Mr. Wagda was President and CEO of American Heritage Group, a modular homebuilder, and a Senior Managing Director and co-founder of the Price Waterhouse corporate finance practice. He also was with the finance staff of Chevron Corporation and in the general counsel's office at Ford Motor Company. Mr. Wagda has a B.S. degree from Fordham College, an M.B.A., with distinction, from the Johnson School of Management, Cornell University and a J.D., with honors, from Rutgers Law School. Mr. Wagda also served on active duty as a regular army officer during the period 1965-70, including tours of duty with infantry units in Santo Domingo (82d Airborne) and Vietnam (MACV) and engineer units in Thailand. He attained the rank of major in the Corps of Engineers, prior to leaving the reserves in 1978.

     Paul C. Kosturos joined BrightStar as Corporate Controller, effective July 30, 2001. He was also named Vice President - Finance, Principal Accounting Officer and Corporate Secretary on November 1, 2002. On October 29, 2003 Mr. Kosturos was elected Vice President and Chief Financial Officer. Before joining BrightStar, Mr. Kosturos was Vice President, Finance and Operations of Quicknet Technologies, Inc., a privately held high technology company. Prior to Quicknet, Mr. Kosturos spent 8 years at the public accounting firm of Bregante + Company, LLP, where he was an audit and tax principal. Mr. Kosturos has a B.S. degree, with emphasis in accounting, from California State Polytechnic University, Pomona and is also a licensed CPA in California.

    W. Barry Zwahlen has been a director with BrightStar since July 2000. In addition to other business interests, since 1986, Mr. Zwahlen has been the Managing Partner of Information Management Associates, a retained executive search firm, which recruits CIO and CTO candidates for technology clients and executive level information technology consultants for systems integration professional services firms. Mr. Zwahlen received a B.S. in mathematics from the University of Pittsburgh and an M.B.A. from the Harvard Business School. He was on the finance staff of both Ford Motor Company and Navistar and served for five years as a data communications officer in the United States Air Force. Prior to forming Information Management Associates, he served in a similar capacity with KPMG Peat Marwick. Mr. Zwahlen is Chairman of the Board's Audit Committee and serves as a member on the Compensation Committee.

    Jennifer T. Barrett became a director of BrightStar at the closing of our initial public offering in 1998. Since 1974, she has served in various capacities with Acxiom Corporation, a leading data processing and related computer-based services and software products company. She is currently Acxiom's Chief Privacy Officer. Ms. Barrett serves on the Board's Audit and Compensation Committees.

    Thomas A. Hudgins became a director on April 20, 2001. He cofounded and, until recently, served as Managing Director of Polaris Group, Inc., a corporate finance and mergers and acquisitions advisory firm. Prior to forming Polaris he was cofounder, Executive Vice President and Secretary of BrightStar until January 1999. From 1967 to 1997, he was Executive Vice President and cofounder of Delta-X Corp., a leading developer, manufacturer and marketer of software and electronic automation equipment for the international oil and gas industry. He is a past president of the Houston Chapter of the American Institute of Industrial Engineers and a Registered Professional Engineer. Mr. Hudgins received a B.S. in industrial engineering from Texas Tech University. He also served in the U.S. Army and the U. S. Army Reserve from 1962 through 1968 and was a member of the 79th ASA (Army Security Agency). Mr. Hudgins is Chairman of the Board's Compensation Committee and serves as a member of the Audit Committee.

    There is no family relationship between any of the foregoing board members or between any of such board members and any of the Company's executive officers and there is no arrangement or understanding between any of the foregoing board member or foregoing officers with any other person or persons pursuant to which such board member or executive officer was selected or nominated. The Company's executive officers serve at the discretion of the Board of Directors.

Recent Developments

    In March of 2004, the Company acquired a 49% interest in BrightStar Technology Services, LLC (LLC), a Delaware limited liability company formed and 51% owned by Mr. Wagda to pursue government contracts that have been designated by the federal and certain state governments for award to businesses that are 51% owned and managed by veterans with at least a 10% service connected disability. Overhead expenses of the LLC are to be initially borne by BrightStar and charged to the LLC. Pursuant to the LLC's operating agreement, such amounts borne by BrightStar are to be recovered by it prior to any distribution of the LLC's profits. Either Mr. Wagda or BrightStar may terminate their participation in the LLC and either party may buy out the other pursuant to procedures described in the operating agreement, a copy of which is set forth as exhibit 10.42.

    On March 25, 2004 the Company retained the services of a financial advisory firm to help the Company explore its strategic alternatives. The Company paid an initial fee of $7,500 at the signing of the agreement and will also be responsible for making monthly payments of $7,500 starting on April 25, 2004 and continuing through July 25, 2004, which is the end of the initial period of the agreement. During the initial period, the Company may terminate this relationship by written notice and only be responsible for a prorata share of the monthly fee up until the date of termination.

ITEM 2: Properties

    BrightStar's principal executive offices are located at 6601 Owens Drive, Suite 115, Pleasanton, California 94588. The Company's sublease on these premises covers approximately 1,600 square feet and expires on June 19, 2004. The Company may terminate this sublease at anytime upon giving at least three months written notice of termination.

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

ITEM 4: Submission of Matters to a Vote of Security Holders in Fourth Quarter of 2003

     (a) The Annual Meeting of Stockholders of the Company was held on December 17, 2003.

     (b)  The following directors were elected at the Annual Meeting of
          Stockholders:

                                Joseph A. Wagda
                                W. Barry Zwahlen
                                Jennifer Barrett
                               Thomas A. Hudgins

     (c) 1. Set forth below is the tabulation of the votes on each nominee for election as a director:


               Name                            For       Against     Votes Abstained
               ----                            ---       -------     ---------------
               Joseph A. Wagda            13,813,890     210,883            --
               W. Barry Zwahlen           13,763,818     260,955            --
               Jennifer Barrett           13,802,218     222,555            --
               Thomas A. Hudgins          13,847,290     177,483            --


        2. Set forth below is the tabulation of the votes for the proposal to ratify Stonefield Josephson, Inc. as the Company's independent accountant for the fiscal year ending December 31, 2003:

               For                            13,934,840
               Against                            38,200
               Abstained and unvoted              51,733


                                     PART II

ITEM 5: Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock is currently traded on The OTC Bulletin Board Market under the symbol BTSR.OB. The following table sets forth for the quarterly periods indicating the range of high and low sales prices for the Company's Common Stock for 2003 and 2002.

                                                                2003              2002
                                                          ----------------  ----------
                                                            High      Low     High        Low
                                                          -------  -------  -------    ------
                                        First Quarter.    $ 0.08   $  0.01  $  0.09    $  0.03
                                        Second Quarter    $ 0.06   $  0.01  $  0.13    $  0.05
                                        Third Quarter.    $ 0.12   $  0.04  $  0.06    $  0.03
                                        Fourth Quarter    $ 0.12   $  0.09  $  0.03    $  0.01

    The Company has never declared nor paid cash dividends on its Common Stock. The Company's credit facility contains restrictions on the Company's ability to pay cash dividends. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

    As of March 15, 2004, there were 116 stockholders of record of the Company's Common Stock and a total of approximately 2,200 stockholders, including stockholders who held their shares in the names of certain financial institutions.

    The remainder of the information required by this item, and not set forth below, is incorporated by reference to Part III, Item 12 of this From 10-K.

Sales of Unregistered Securities

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

    2. On February 15, 2001, Kevin J. Murphy was issued 100,000 shares of our common stock in connection with the commencement of his employment with the Company.

    3. On February 15, 2001, certain of our former employees were issued 346,831 shares of our common stock in satisfaction of remaining severance payment obligations under prior employment agreements with the Company.

    4. On February 15, 2001, Unaxis Trading Limited ("Unaxis") was issued 250,000 shares of our common stock in settlement of litigation between the Company and certain affiliates of Unaxis. Pursuant to the settlement agreement (which was agreed upon in principle, on November 3, 2000), if, prior to a sale of these shares by Unaxis, the Company had not exercised its right, between January 1, 2002 and February 1, 2002, to call the shares for $1.60 per share, Unaxis may exercise its right to put the shares to the Company for a price of $2.00 per share during the 15 day period commencing on February 1, 2002. During December 2001, the Company bought the shares back from Unaxis for a $120,000 payment.

     5. On May 4, 2001, 257,400 shares of our common stock were issued to the owners of Cogent, Unaxis and various former employees in satisfaction of our obligations to pay penalties to them under the terms of various registration rights agreements.

      6. On July 26, 2001, the Company issued and sold approximately $1.1 million of convertible notes to a group of investors, including members of BrightStar senior management. The notes are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, if: (i) the market price of the Company's common stock, determined on a 20-day moving average basis, equals or exceeds $0.50 per share; and (ii) the investors may lawfully sell all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under an effective registration statement, or under Rule 144; and (iii) at least $2.3 million of the our past due payables have been restructured. In addition, 70,000 warrants are issuable to Brewer Capital Group, LLC, which acted as placement agent for the transaction, at an exercise price of $1.00 per share. The net proceeds of this transaction were used for general corporate purposes.

     7. In November 2001, the Company engaged a financial advisor to assist the Company in obtaining additional long-term financing. As part of the financial advisor's compensation for this engagement, and in addition to a $25,000 retainer fee paid to the advisor, the Company has agreed to the issuance of warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.05 per share. These warrants will expire in November 2004.

     8. On February 15, 2002, 1,500,000 shares and 500,000 shares of restricted common stock were issued to Joseph A. Wagda and Kenneth A. Czaja, respectively, in connection with their employment with the Company.

     9. On August 1, 2002, 20,000 shares of our common stock were issued to a vendor in full satisfaction of our obligation to pay them for services rendered.

     10. On a quarterly basis, starting on October 1, 2001 and continuing on January 1, 2002, April 1, 2002, July 1, 2002, October 1, 2002, January 1, 2003,
April 1, 2003 and July 1, 2003, the company issued additional convertible notes of $16,103, $22,345, $22,792, $23,247, $23,712, $24,187, $24,670 and $25,164,
respectively, to the same group of investors as the issuances on July 26, 2001 for payment in kind of interest due on the original notes and subsequent issuances of notes issued for interest due. In addition, the investors received in total for all the quarterly issuances mentioned above approximately 119,000 warrants, exercisable at $0.50 per share. The notes have the same characteristics as the notes issued on July 26, 2001.

     11. On May 6, 2003, 125,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.035 were issued to Westminster Securities as part of an investment-banking arrangement. The warrants will expire on May 6, 2008.

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

    BrightStar was organized in July 1997 and completed its IPO on April 16, 1998. Concurrent with the IPO, BrightStar (a) acquired the outstanding capital stock of BRBA, Integrated Controls, Inc. ("ICON"), Mindworks Professionals Education Group, Inc. ("Mindworks"), Software Innovators, Inc. ("SII") and Zelo Group, Inc. ("ZELO"), (b) acquired substantially all the net assets of Software Consulting Services America, LLC ("SCS America") and SCS Unit Trust ("SCS Australia") (BRBA, ICON, Mindworks, SII, Zelo, SCS America and SCS Australia, are collectively, the "Founding Companies") and (c) executed a share exchange with BIT Investors, LLC ("BITI") and senior management of BrightStar for all outstanding common stock of BIT Group Services, Inc. ("BITG"). BrightStar and the Founding Companies are herein collectively referred to as the "Company." The acquisitions were accounted for using the purchase method of accounting, with BRBA being reflected as the "accounting acquirer."

                                           Year Ended December 31
                            -----------------------------------------------------
Historical Operations Data        2003       2002       2001      2000      1999
---------------------------------------------------------------------------------

Revenue                         $5,852     $9,407    $19,471   $61,612  $103,449
Cost of revenue                  4,157      6,328     13,403    42,442    76,476
Selling, general and
 administrative
  expenses                       1,685      2,939      6,119    27,369    26,797
Stock compensation expense          --         --         --        --       468
Restructuring charge                --         --      2,011     2,237        --
Settlements of accrued
 liabilities                        --       (260)        --        --        --
Write down of goodwill              --         --         --    42,479        --
Depreciation and
 amortization                       27        106      1,600     3,244     3,056
                            -----------------------------------------------------
     Income (loss) from
      operations                   (17)       294     (3,662)  (56,159)   (3,348)
Other income (expense), net         82      2,363      1,157       (19)      (15)
Interest expense                  (203)      (157)      (249)     (519)     (518)
Income tax provision
 (benefit)                          --       (128)        --     1,531    (1,313)
                            -----------------------------------------------------
Income (loss) form
 continuing operations            (138)     2,628     (2,754)  (58,228)   (2,568)
Income (loss) on
 discontinued    operations         --         --         17      (910)   (7,447)
Change in accounting
 principle                          --     (9,945)        --        --        --
                            -----------------------------------------------------
          Net loss               $(138)   $(7,317)   $(2,737) $(59,138) $(10,015)
                            =====================================================
Net loss per share (basic
 and diluted)
  Income (loss) from
   continuing operations        $(0.01)     $0.18     $(0.21)   $(5.85)   $(0.30)
  Income (loss) from
   discontinued
   operations                       --         --         --     (0.09)    (0.86)
Change in accounting
 principle                          --      (0.66)        --        --        --
                            -----------------------------------------------------
  Net loss                      $(0.01)    $(0.48)    $(0.21)   $(5.94)   $(1.16)
                            =====================================================
Weighted average shares
 outstanding:
  Basic and diluted         15,286,788 15,020,562 13,291,625 9,959,995 8,642,034



                                   December 31
                        ------------------------------------------------
Historical Balance Sheet
 Data:                        2003    2002      2001     2000      1999
------------------------------------------------------------------------
                                         (In thousands)

Working capital               $380    $340   $(2,179) $(4,489)  $10,409
Total assets                 2,615   2,892    14,386   21,797    85,008
Convertible notes
 payable, net                1,241   1,086       948       --        --
Stockholders' equity           960   1,039     8,231    9,696    60,451



    Total fully diluted shares consist of the following:


                                                                             December 31, 2003
                                                                             -----------------
                                 Total common stock outstanding...........          15,286,788
                                 Common   stock   associated   with   notes
                                 convertible at $0.23 per share ..........           5,579,830
                                 Common  stock  warrants   associated  with
                                 notes exercisable at $0.50 per share.....             836,995
                                 Other common stock warrants .............             511,785
                                 Employee/director  stock options and stock          1,438,841
                                                                                     ---------
                                 grants...................................
                                 Total fully diluted shares...............          23,654,239
                                                                                    ==========


    Common stock outstanding as of December 31, 2003 includes 1,820,000 restricted shares issued to the Company's executives in February 2002, related to their employment. The original amounts of restricted shares were 2,000,000, consisting of 1,500,000 granted to Mr. Wagda and 500,000 to Kenneth Czaja, the Company's previous Chief Financial Officer. However, Mr. Czaja sold 182,000 shares during the 4th quarter of 2003.

    Total fully diluted shares do not include the 255,000 treasury stock shares. These treasury stock shares are considered issued but not outstanding.

    Employee/director stock options as of December 31, 2003 consist of 1,168,772 shares priced at $0.05 per share with the remaining 270,069 shares having prices that range from $0.06 to $6.00. Other common stock warrants totaling 511,785 shares are exercisable at prices ranging from $0.04 to $6.00 per share.

    See Part 2, Item 7, Results of Operations, Goodwill, Discontinued Operations and Restructuring Charges, for a discussion of accounting changes, discontinued operations and restructuring charges that affected the previous years' results, which would cause the results in the current period not to be comparable to the results in previous periods. Also please see Part IV, Item 15: Exhibits and Financials Statement Schedules for the notes to the financial statements.

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

    SFAS No. 142 also requires the Company to perform an annual impairment test going forward after the implementation year. The Company has chosen a date of October 1st as its annual testing date.

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

    Income taxes -- The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, the Company has recorded a valuation allowance for deferred taxes as of December 31, 2003. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made. Income tax receivables are recognized for the actual amounts refundable.

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with BrightStar's Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in the Form 10-K report.

Results of Operations

    The Company reported net losses of $0.01, $0.48 and $0.21 per basic and diluted share for the years ended December 31, 2003, 2002 and 2001, respectively. The results of operations for 2003, 2002 and 2001 reflect the impact of the following items:

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

    The Company also performed its initial and subsequent year annual test as of October 1, 2002 and 2003 as required by SFAS No. 142. After performing these impairment tests, it was determined that there was no additional goodwill impairment loss during the fourth quarter of 2002 and 2003. The quoted market prices of the Company's stock price as of October 1, 2002 and 2003 were used as the fair value to measure impairment.

Discontinued Operations

    The Company discontinued its custom-application business in Lafayette, Louisiana in the third quarter of 2001. The Company recorded no gain or loss on the discontinuance of its custom-application business. The Company has made necessary reclassifications to properly reflect the discontinued operations in its consolidated financial statements.

Restructuring Charges

    The Company started a restructuring plan in 2000 to realign its operations and reduce expenses and it continued into 2001. The Company replaced the entire senior management team and significantly reduced management overhead. Beginning in the third quarter and continuing into the fourth quarter of 2001, the Company continued with year-over-year reductions in selling, general and administrative expenses, which were the result of the execution of the austerity plan adopted in the third quarter of 2001. The restructuring included reductions in office space, sales personnel and related costs, management overhead and discretionary expenses. For the year 2001 the Company incurred approximately $2 million of restructuring costs, consisting of approximately $0.4 million relating to employee costs for approximately 30 employees, including severance obligations, and $1.6 million relating to losses on the write down or disposal of nonessential equipment, the write-offs of leasehold improvements and office closure expenses (including accelerated expenses from lease terminations) as a result of actions taken by the Company to reduce its expense base in response to the general reduction in our level of business, as well as the specific loss of a significant customer that filed for bankruptcy.

    For 2002, the Company undertook no new restructuring plan but continued with the restructuring plans from 2001.

    For 2003 no additional restructuring was necessary.

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

    Revenue decreased from $9.4 million to $5.9 million or 37% in 2003 compared to 2002 and decreased from $19.5 million to $9.4 million or 52% in 2002 compared to 2001 as a result of a number of factors, including primarily a general reduction in the market demand for ERP and e-commerce consulting services. The IT services market experienced a surge in demand for ERP services through the end of 1999 as a result of the need to ensure that mission critical operations would not be disrupted by time-sensitive functions embedded in existing software systems, as calendars changed to the year 2000 ("Y2K"). Management believes that Y2K-related spending represented an acceleration of ERP investment by major companies that otherwise would have been made in the following years. As a result, the demand for ERP applications appeared to reach relative maturity by 2000, causing excess capacity in the industry for the delivery of ERP services. A similar condition was experienced in the custom application development area, as companies rushed to create web sites, corporate portals and e-commerce capabilities in the late 1990s and in 2000-01 in order to communicate with customers, suppliers, employees and other constituents over the world wide web. Beginning in 2001, the demand for internet-related IT services fell dramatically as the initial requirement for these services in the marketplace was largely filled. The general economic down turn, which commenced around March of 2001 and was exacerbated by the September 11, 2001 terrorist incidents, also caused many companies to cancel or postpone planned IT spending, beginning in 2001. As the overall market for IT services delivered by the company was contracting, our ability to win new business was severely constrained by new-customer concerns about our deteriorating financial condition. In addition to these adverse market conditions, the sale of our Controls business in 2000 (representing $6.1 million of revenues in 2000) and our Australian operations at the end of 2000 (representing $17 million of revenues in 2000), the loss of a major long-term customer in 2001 as a result of its bankruptcy, the discontinuation of our custom application development business in 2001, a severe cut-back in the need for our services by two long-term customers by the end of 2002 and strong rate pressures from new and existing clients beginning in 2002, together have combined to cause a severe contraction of our revenues beginning in 2000 and continuing through the first quarter of 2004.

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

    Gross profit as a percentage of revenue for 2003 decreased from 33% to 29% compared to 2002. The decrease is primarily due to pricing pressure in the industry from new and existing accounts and project mix.

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

    SG&A expenses decreased from $2.9 million to $1.7 million or 41% in 2003 compared to 2002 and decreased from $6.1 million to $2.9 million or 53% in 2002 compared to 2001. The decreases were due to the Company's year-over-year reductions in selling, general and administrative expenses, as revenues decreased and as a result of the execution of our turnaround plan, including reductions in office space, sales personnel and related costs, management overhead and discretionary expenses.

Other Income

    For the year ended December 31, 2003, the Company completed its plans to settle remaining legacy liabilities and the Company also recognized other miscellaneous gains which resulted in Other Income of approximately $0.1 million.

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

    The Company during the 2003 year-end and previous years was potentially exposed to market risk due to changes in foreign currency exchange rates as measured against the U.S. dollar and currencies of the Company's former operations in Australia. Since the A$7.5 million contingent earn-out resulting from the sale of our Australian subsidiary in 2000 was denominated in Australian dollars, the Company's financial position, results of operations, and cash flows were potentially affected by fluctuations in exchange rates. The Company was not entitled to receive any payments under this earn-out provision in 2001, 2002 or 2003, however, and therefore realized no market risk associated with the earn-out provision in those years. The Company believes that near-term changes in exchange rates will have no material impact on future earnings, fair values or cash flows of the Company.

    The Company's debt bears interest at variable rates; therefore, the Company's results of operations could be affected by interest rate changes to the debt outstanding. An immediate 10 percent change in interest rates, however, would not likely have a material effect on the Company's results of operations over the next fiscal year.

Liquidity and Capital Resources

    On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $0.75 million, to replace our existing credit facility with Comerica Bank. Under the BFI agreement, available borrowings will be up to 85% of accounts receivable, after reduction for ineligible accounts. The interest rate on outstanding balances will be at prime plus 4% per annum, plus an additional monthly administrative fee of 0.50% calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company will be not less than $1,000 per month for the first six months, escalating to $2,375 per month for the next three months and then finally to $3,750 per month for the remaining term of the agreement. In November 2003, the agreement was modified to change the minimum monthly payment to $2,375 for the remaining term of the agreement.

    The Company's liabilities as of December 31, 2002 include $105,000 of liabilities, which have been reported as legacy liabilities in the financial statements. Of the $105,000, the Company satisfied $95,000 in the first quarter of 2003, leaving only a $11,000 note payable due in January 2005.

    On July 26, 2001, the Company completed a private placement through the issuance of approximately $1.1 million of Series 1 Convertible Subordinated Promissory Notes (the "Notes") with warrants to a group of investors, including members of BrightStar's then senior management. The notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The Notes are entitled to simple interest calculated at a rate per annum equal to 8%. The Company had the option to pay interest for the first year from the date of the Notes (subsequently extended for another year during the second quarter of 2002) by issuing additional Notes (the "PIK Notes") and warrants with the same terms as above. The Company elected to pay the interest due on the Notes from inception through June 30, 2003 by issuing PIK Notes and warrants. In addition, 70,000 warrants were issued to the placement agent for the transaction at an exercise price of $1.00 per share. Total warrants issued to investors were valued at $142,000 under the provisions of APB No.14 and EITF 00-27, and will be amortized as additional interest expense over the life of the debt. Amortization expense for the year ended December 31, 2002 and 2003 amounted to $63,000 and $48,000, respectively.

    The Notes and PIK Notes were originally due and payable on July 1, 2004. However, the Notes and PIK Notes were amended effective October 24, 2003 to extend their due date to December 31, 2005 when holders representing more than 75% of the aggregate principal amount of the Notes and PIK Notes agreed to the extension. As consideration for this amendment the Company agreed to a partial pay down schedule for the PIK notes, commencing January 2004. The Company agreed to pay in cash each quarter an amount equal to 50% of the interest then due on the Notes and PIK Notes and the amounts so paid will be applied sequentially to retire the PIK Notes in the order issued until December 31, 2005.

    The table below summarizes the Company's major commitments as of December 31, 2003:

                                       Payments due by period
                                  Less than                        More than 5
     Contractual         Total      1 year  1 - 3 years 3 - 5 years    years
      Obligations

Long-term debt         $1,294,349        --  $1,294,349         --          --
Operating leases           37,290   $25,240       8,050         --          --
                      ---------------------------------------------------------
Total                  $1,327,639   $25,240  $1,302,399         --          --
                      =========================================================


    The Company relies primarily on the timeliness and amount of accounts receivable collections to fund these obligations. As a result of prior losses and prior negative cash flows, the Company experienced a significant decline in available liquidity in 2001 and 2002. The Company improved its liquidity by securing private placement financing in July 2001, by generating positive cash flow from operations, by reaching settlement agreements with virtually all of its legacy creditors, and in December 2002 by replacing its credit facility with Comerica Bank, which was scheduled to expire on December 31, 2002, with the BFI facility.

    As a result of the scale back of positions at BCBS described in Item 1 (Customers and Markets), the Company may incur substantial losses for the remainder of 2004. However, the Company believes that the planned results from operations when combined with the proceeds from the BFI credit facility, which will expire on December 31, 2004 unless extended pursuant to the loan agreement terms, will be adequate to fund its operations at least through the end of 2004.

    On May 6, 2003, the Company retained the services of an investment banking firm to help the Company explore its strategic alternatives. The Company paid an initial fee of $20,000 at the signing of the agreement and commenced making monthly payments of $5,000 starting on June 15, 2003 and which, under the agreement, were scheduled to continue through October 15, 2003. Additionally the Company issued warrants to purchase 125,000 shares of common stock, exercisable for a period of five years at an exercise price of $0.035 per share, which was the closing price of the Company's common stock on May 6, 2003. These warrants were valued at $4,000 under the provisions of APB No. 14 and EITF 00-27 and were expensed in the second quarter of 2003. The services of the investment banking firm were terminated, effective August 1, 2003. The Company recorded an expense of $25,000 in the third quarter of 2003 for the remaining payments due pursuant to the contract and the remaining amortization relating to the initial engagement fee that was being amortized over the life of the agreement. The Company will continue to explore its tactical and strategic alternatives.

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

      The Company has a very high concentration of revenues from a single customer. The customer recently notified the Company of a significant reduction in its need for the Company's consultants. See Item 1 (Customers and Markets). If the Company were unable to substantially replace the lost revenues from this customer, or the customer were to significantly reduce its level of business with the Company further, or the customer were to change the terms under which it is willing to do business with the Company or substantially delay payments due to the Company, the Company's business could be adversely affected and there can be no assurance that the Company would be able to continue as a going concern.

OUR LIMITED OPERATING HISTORY, INCLUDING THE UNCERTAINTY OF OUR FUTURE PERFORMANCE AND ABILITY TO MAINTAIN OR IMPROVE OUR FINANCIAL AND OPERATING SYSTEMS, MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

    Our Company was organized in July 1997 and we completed our initial public offering in April 1998. Our limited operating history, which includes the roll-up of multiple businesses and related financial and operating systems, and a number of restructuring actions, makes it difficult to evaluate our business. In addition, beginning in the fourth quarter of 2000, the Company recruited a completely new executive management team and replaced virtually the entire sales force. Four senior members of the new management team were separated from the Company in late 2001 through late 2002 and we dramatically reduced our sales resources. The limited history of the performance of the remaining management and sales team and the uncertainty of our future performance and ability to maintain or improve our financial, sales and operating systems, procedures and controls increase the risk that the value of our common stock may decline.

WE MAY BE UNABLE TO MAINTAIN OR IMPROVE OUR PROFITABILITY BY INCREASING NET SALES, EXPANDING THE RANGE OF OUR SERVICES OR ENTERING NEW MARKETS.

    There can be no assurance that we will be able to maintain or improve the profitability and/or expand the net sales of our business or any subsequently acquired businesses. Various factors, including demand for our services and enterprise-level software application implementation services, and our ability to expand the range of our services and to successfully enter new markets, may affect our ability to maintain or increase the net sales of our business or any subsequently acquired businesses. Many of these factors are beyond the control of our company. In addition, in order to effectively manage growth, we must expand and improve our operational, financial and other internal systems and attract, train, motivate and retain qualified employees. In many cases, we may be required to fund substantial expenditures related to growth and client acquisition initiatives in advance of potential revenue streams generated from such initiatives. Expenditures related to our growth and client acquisition initiatives may negatively affect our operating results, and we may not realize any incremental revenue from our growth and client acquisition efforts.

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

    BrightStar has not had and does not expect to have in the foreseeable future the financial resources to retain on our payroll significant consulting resources that are not regularly billable. However, our success depends in large part upon our ability to continue to attract, train, motivate and retain highly skilled and experienced technical employees. Qualified technical employees periodically are in great demand and may be unavailable in the time frame required to satisfy our clients' requirements. Other providers of technical staffing services, systems integrators, outsourcing services, computer consulting firms and temporary personnel agencies provide intense competition for IT professionals with the skills and experience required to perform the services offered by our Company. While consulting resources are reasonably available currently, competition for these professionals periodically has been high in recent years, and we expect such competition to resume at some point in the future. There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of technical personnel or our inability to hire or retain sufficient technical personnel could impair our ability to secure and complete client engagements and could harm our business.

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

Restructuring

    In 2002 and during the preceding years, the Company underwent significant managerial and operational changes in connection with our past corporate restructurings. Although we believe the restructurings will provide long-term benefits, there can be no assurance that these efforts will be successful.

ITEM 7A: Quantitative and Qualitative Disclosures About Market Risk

    Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates. The Company in the year ended 2003 and previous years was exposed to market risk due to competitive pressures on our billing rates. An immediate 10 percent reduction in all of our billing rates could have a material effect on the Company's results of operations over the next fiscal year. However, our contract with ABCBS, our largest customer, calls for rates that are set for a one-year period and thus the likelihood of the rates at ABCBS being reduced by 10 percent is remote. A 10 percent change in our billing rates for our remaining customers, without a corresponding reduction in related costs, could have a material effect on the Company's results of operations over the next fiscal year.

    The Company's credit facility with BFI bears interest at variable rates; therefore, the Company's results of operations could also be affected by interest rate changes to the bank debt outstanding. An immediate 10 percent change in interest rates, however, would not likely have a material effect on the Company's results of operations over the next fiscal year.

    Finally, the Company was exposed to foreign currency exchange rate fluctuations due to the contingent realization of an earn-out provision associated with the sale in 2000 of the Company's Australian subsidiary. The Company did not realize any market risk associated with the earn-out provision in 2001, 2002 or 2003, however, because the Company was not entitled to receive any payments under that provision.

ITEM 8: Financial Statements and Supplementary Data

    The consolidated financial statements are included as an exhibit as described in Item 15.

ITEM 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

    There were no changes in or disagreements with our accountants during the 2003 year.

                                    PART III

ITEM 9A: Controls and Procedures

a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15e or 15d-15e as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 13d-15.

b) Changes in internal controls. During our last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 10: Directors and Executive Officers of the Registrant

     For information with respect to Directors and Executive Officers, see Part I of this Annual Report on Form 10-K.

     The Audit Committee is comprised of Ms. Barrett, Mr. Zwahlen and Mr. Hudgins. All members are non-employee directors, except that pursuant to the Company's bylaws, the Chief Executive Officer is an ex-officio member of all standing committees. Ms. Barrett, Mr. Zwahlen and Mr. Hudgins are "independent" as defined under Rule 4200(a)(14) of the NASD's listing standards and Section 10(m)(3) of the Exchange Act. The of Board of Directors has determined that Mr. Hudgins, the previous chair of the Audit Committee, is an "audit committee financial expert," as that term is defined in Item 401(h) of Regulation S-K of the Exchange Act.

     The Nominating Committee is comprised of Ms. Barrett and Mr. Wagda. The Nominating Committee's mission is to seek and consider qualified candidates to serve on the Board. The Nominating Committee will consider nominees recommended in writing by the Company's stockholders. Such recommendations should be submitted to the Nominating Committee at the Company's principal executive office.

     The Company has adopted a Code of Ethics for all directors and employees of the Company, including the principal executive officer and the principal financial officer. The Code of Ethics is available on the Company's website (www.brightstar.com). The Company intends to post amendments to or waivers from its Code of Ethics on the website. Also, the Company has implemented a whistleblower hotline (888-883-1499) to receive anonymous calls regarding any accounting complaints, or reporting of illegal or unethical behavior.

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

    Based on its review of such forms that it received, or written representations from reporting persons that no other Forms 5 were required for such persons, the Company believes that, during fiscal 2003, all Section 16(a) filing requirements were satisfied on a timely basis, except for Mr. Hudgins, Mr. Zwahlen and Ms. Barrett whose statements of changes in beneficial ownership (reflecting the receipt of 10,000 stock options approved at the annual meeting in December 2003 were due on December 20, 2003, but were filed in January 2004.

ITEM 11: Executive Compensation

    The following table contains information concerning compensation earned by the Chief Executive Officer and our Vice President and Chief Financial Officer of BrightStar as of the end of 2003.


                           SUMMARY COMPENSATION TABLE


                                               Annual         Long Term
                                            Compensation      Compensation
                                       -----------------------------------
                                                              Securities
                                                              Underlying     All Other
Name                  Title             Salary(s)  Bonus(s)     Options     Compensation
----------------------------------     ---------------------------------------------------
    Joseph A.  Chairman and Chief
     Wagda      Executive Officer
                (4)               2003   $333,333 $29,167 (3)          --              --
                                  2002    291,664  25,000 (3)  750,000 (1)     $36,750 (2)
    Paul C.    Vice President and
     Kosturos   Chief Financial
                Officer (4)       2003    125,000      5,500           --              --
                                  2002    113,667      5,000       60,000              --

(1) On February 15, 2002, the compensation committee voted to take actions that resulted in restricted stock awards to Mr. Wagda of 750,000 shares. In return for the granting of these shares, all stock options previously granted to Mr. Wagda totaling 780,060 were cancelled. The restricted stock grant was issued inside the 1997 and 2000 Long-Term Incentive Plans (the "Plans") and vest monthly over a 2-year period.

(2) Included in Mr. Wagda's other compensation for 2002 is $36,750, which represents the value of the restricted stock grant on February 15, 2002, which was reported as income during 2002.

(3) Mr. Wagda was awarded, as a bonus for 2003 and 2002, an additional month of paid vacation. The cash value of the award is included in the chart based on his salary at the time of the award.

(4) Mr. Wagda and Mr. Kosturos are the Named Executive Officers of the Company (the "Named Executive Officers").

STOCK OPTIONS

    The following table contains information concerning the grant of stock options and restricted stock awards to each of our named executive officers included in the Summary Compensation Table during 2003 (inside and outside the Plans).



                     STOCK OPTION GRANTS IN 2003 FISCAL YEAR

                                                        Individual Grants

                                   Number of        % of Total
                                  Securities          Options
                                  Underlying        Granted to          Exercise
                                    Options        Employees in           Price           Expiration           Grant Date
               Name                 Granted         Fiscal Year          ($/sh)              Date                 Value
      ---------------------    ---------------   ----------------   ---------------    ---------------      -----------------
          Joseph A. Wagda            ---                ---                ---                 ---                   ---


         Paul C. Kosturos            ---                ---                ---                 ---                   ---


AGGREGATED OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUES

     The following table sets forth information for each of our named executive officers included in the Summary Compensation Table with respect to options to purchase our Common stock held as of December 31, 2003.

                                                                    NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS/AWARDS
                           SHARES ACQUIRED        VALUE           OPTIONS AT 12/31/03(#)(1)               AT 12/31/03($)(2)
                           ON EXERCISE(#)      REALIZED($)        EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
  Name
  Joseph A. Wagda...            --                 --                        --                                  --
  Paul C. Kosturos...           --                 --                  60,833/29,167                           6,083/2,917

----------

    (1) No stock appreciation rights (SARs) were outstanding during 2003.

    (2) The closing price of our common stock at December 31, 2003 was $0.10 per share.


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

EMPLOYMENT AGREEMENTS

    On February 15, 2002 the Company and Mr. Wagda entered into an agreement covering the terms of his employment by the Company. The terms of the agreement include annual salary compensation of $300,000 beginning May 1, 2002 increasing to $350,000 beginning May 1, 2003, the immediate vesting of stock and options upon a qualifying termination or a change of control and continuation of base salary for a period of 12 months in the event of a qualifying termination. The agreement also calls for an annual bonus of up to 200% of base salary based upon performance objectives to be agreed upon by the Company and Mr. Wagda. For the years ended December 31, 2003 and 2002, Mr. Wagda was given as a bonus an additional month of paid vacation, having an approximate value of $29,000 and $25,000, respectively. On October 21, 2003 the agreement between the Company and Mr. Wagda was amended to reflect the following changes: (i) an extension of its fixed term from April 30, 2004 to October 31, 2004, (ii) adding to the definition of a "qualifying termination" a resignation occurring between 90 and 180 days after a change in control and (iii) providing for incentive compensation upon the completion of certain strategic transactions involving the Company, the amount of which would be determined in part based on the increase in the price of the Company's common stock or securities received in exchange for its common stock above a specified base amount. Mr. Wagda is eligible to participate in all of the Company's employee benefit plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2003, non-employee directors Ms. Barrett, Mr. Zwahlen and Mr. Hudgins served as members of the Compensation Committee. None of the Compensation Committee members or Named Executive Officers have any relationship that must be disclosed under this caption.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

    Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, the following report shall not be incorporated by reference into any such filings.

    Compensation Philosophy. In developing our executive compensation policies, the Compensation Committee has two principal objectives: (1) attracting, rewarding and retaining officers who possess outstanding talent, and (2) motivating officers to achieve BrightStar performance consistent with stockholder objectives. Accordingly, the Compensation Committee adopted the following policies:

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

    Total Annual Compensation. Each officer's target total annual compensation (that is, salary plus bonus) is determined by the Compensation Committee upon review of all applicable factors.

    Bonuses. Pursuant to an employment agreement, Mr. Wagda is eligible to receive a bonus of up to 200% of base salary based upon the achievement of agreed-upon performance goals. The actual bonus (that is, the percentage of the target bonus) that any officer (other than the Senior Executive Officer, as defined below) actually receives depends on the achievement of both corporate and individual objectives and financial performance goals. Typical business unit objectives include, for example, revenue and profitability objectives.

    Mr. Wagda is the only Senior Executive Officer of the Company.

    Stock-Based Compensation. The Compensation Committee strongly believes that stock-based compensation (options and/or restricted stock) motivates the officers to maximize stockholder value and to remain with BrightStar despite a very competitive marketplace. Generally, all BrightStar stock options and shares of restricted stock have a per share exercise or purchase price approximating the fair market value of our stock as of the grant date, except for certain identified re-pricing actions. The number of options or shares of restricted stock granted to each officer and related vesting schedule are determined based on the officer's position at BrightStar, his or her individual performance, the number of options or restricted shares the executive already holds and other factors, including an estimate of the potential value of the options or restricted shares.

    In fiscal 2003, the Compensation Committee made these determinations for the Named Executive Officers of the Company. For all other grants, the Chief Executive Officer (Mr. Wagda) made these determinations, in consultation with the Compensation Committee.

    Compensation of Chief Executive Officer. The Compensation Committee believes the Chief Executive Officer's compensation should be tied directly to the performance of BrightStar and in line with stockholder objectives. As a result, Mr. Wagda's compensation may include a significant restricted stock and/or stock option component.

    Tax Deductibility of Executive Compensation. Under section 162(m) of the Internal Revenue Code, BrightStar generally receives a federal income tax deduction for compensation paid to any of its Named Executive Officers only if the compensation is less than $1 million during any fiscal year or is "performance-based" under section 162(m). Our management-incentive plans permit the Company to pay compensation that is "performance-based" and thus is fully tax-deductible by BrightStar. The Compensation Committee currently intends to continue seeking a tax deduction for all of our executive compensation, to the extent consistent with the best interests of BrightStar.

                                                      Compensation Committee

                                                      Thomas Hudgins, Chairman
                                                      W. Barry Zwahlen
                                                      Jennifer Barrett

COMPANY STOCK PERFORMANCE

    The following graph sets forth a comparison of the cumulative total share owner return on the Company's Common Shares for the period beginning on December 31, 1998 and ending December 31, 2003, the last trading day in fiscal 2003, as compared with the cumulative total return of the S&P 500 Index and a Peer Group Index. The Peer Group consists of the Nasdaq Computer & Data Processing Index. This graph assumes an investment of $100 on December 31, 1998 in each of Common Shares, the S&P 500 Index and the Peer Group Index, and assumes reinvestment of dividends, if any. The Company was subsequently transferred to the OTC Bulletin Board on July 23, 2001 (see Item #5: Market for Registrant's Common Equity and Related Stock Matters). The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

                                                               Cumulative Total Return
                                             12/98      12/99      12/00      12/01      12/02      12/03

BrightStar Information Technology Group     100.00     104.76        4.76      0.73       0.13       1.27
S&P 500                                     100.00     121.04     110.02      95.95      75.52      97.18
NASDAQ Computer & Data Processing           100.00     216.79     113.10      88.84      61.04      80.89



ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The following table sets forth certain information with respect to all of the Company's Equity Compensation Plans at December 31, 2003.


                          Issued restricted shares
                               and number of      Weighted-average exercise Number of securities
                           securities to be issued   or stated price of      remaining available
      Plan category           upon exercise of      outstanding options,     for future issuance
                            outstanding options,    warrants, rights and        under equity
                             warrants and rights       restricted stock       compensation plans
--------------------------------------------------------------------------------------------------

    Equity compensation
     plans approved by
     security holders:
   Price  $0.01 - $0.10                 1,239,813                    $0.05
   Price $0.29 - $1.00                      5,000                    $0.29
   Price  $6.00                           120,000                    $6.00
                          ------------------------
      Subtotal                          1,364,813                    $0.58              3,632,687
    Equity compensation
     plans not approved by
     security holders
   Price  $0.05                            34,028                    $0.05
   Price  $1.00                            40,000                    $1.00
                          ------------------------
            Subtotal                       74,028                    $0.56                    N/A
                          ------------------------
          Total                      1,438,841 (1)


(1) This total does not include 2,000,000 shares of restricted common stock that are already included in the Company's total outstanding shares as of December 31, 2003. Of the 2,000,000 shares, 1,000,000 restricted common stock shares were issued inside of the Plans in 2002 and 1,000,000 restricted common stock shares were issued outside of the Plans in 2002.

    As of December 31, 2003, equity compensation plans not approved by security holders consist of 40,000 options with an exercise price of $1.00 per share to the son of Mr. Wagda, the Company's CEO, who worked as an independent contractor for the Company on special projects during the fourth quarter of 2000 and the first quarter of 2001. His compensation consisted of cash payments of $18,600 for 2001 and the 40,000 options. Also included are 34,028 stock options issued to a former employee who converted to a subcontractor in 2003.

    The following table contains certain information regarding beneficial ownership of our common stock as of March 15, 2004 by (i) persons known to us to be the beneficial owner of more than 5% of our common stock, and their respective addresses (ii) each of our current directors, (iii) the Chief Executive Officer and our other executive officer, and (iv) all directors and executive officers as a group.

                            SHARES BENEFICIALLY OWNED
                                                                                                       -----------------
                                                                                                       NUMBER(1) PERCENT
                                                                                                       -----------------
                            5% BENEFICIAL OWNERS:

                                                 None



 NON-EMPLOYEE DIRECTORS: (2)
                              Jennifer T. Barrett                                                        170,000    1.1%
                              W. Barry Zwahlen                                                           170,000    1.1%
                              Thomas A. Hudgins                                                          304,343   2.0 %
                            EXECUTIVE OFFICERS: (3)
                              Joseph A. Wagda                                                          2,589,309   16.0%
                              Paul C. Kosturos                                                            67,500    0.4%
                            All directors and executive officers as a
                             group (5 persons)                                                         3,301,152   19.7%





    (1) Represents shares held directly and indirectly and with sole voting and investment power, except as noted, or with voting and investment power shared with a spouse.

    (2) Includes immediately exercisable options to purchase 170,000 shares of common stock, for Ms. Barrett, Mr. Zwahlen and Mr. Hudgins.

    (3) Includes options that will be exercisable immediately or within 60 days to purchase 5,000 shares of common stock for Mr. Kosturos. It includes 765,561 shares of common stock issuable on conversion of convertible notes beneficially owned by Mr. Wagda and 114,879 shares issuable on exercise of warrants related to the convertible notes.

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

    As part of the private placement completed on July 26, 2001 members of the then senior management, including Mr. Wagda participated in the offering. Notes issued to Mr. Wagda and Altamont totaled $151,130 at the initial offering and currently total $174,379 after giving effect to notes currently held that were issued in lieu of interest.

    In March of 2004, the Company acquired a 49% interest in BrightStar Technology Services, LLC (LLC), a Delaware limited liability company formed and 51% owned by Mr. Wagda to pursue government contracts that have been designated by the federal and certain state governments for award to businesses that are 51% owned and managed by veterans with at least a 10% service connected disability. Overhead expenses of the LLC are to be initially borne by BrightStar and charged to the LLC. Pursuant to the LLC's operating agreement, such amounts borne by BrightStar are to be recovered by it prior to any distribution of the LLC's profits. Either Mr. Wagda or BrightStar may terminate their participation in the LLC and either party may buy out the other pursuant to procedures described in the operating agreement, a copy of which is set forth as exhibit 10.42.


ITEM 14: Principal Accountant Fees and Services

    Audit Fees

    It is estimated that the total fees that will be billed to the Company by Stonefield Jospehson, Inc. ("Stonefield") for auditing the Company's 2003 fiscal year financial statements will be approximately $35,000. Fees billed to the Company by Stonefield for auditing the Company's 2002 financial statements totaled $42,834. Fees billed to the Company by Stonefield for performing the quarterly reviews of the financial statements that were included in the Company's quarterly reports on Form 10-Q for the year 2003 was $16,647. Fees billed to the Company by Grant Thornton, LLP ("Grant"), the Company's previous auditors, for performing the quarterly reviews for 2002 and their consent relating to the change in auditors was $32,973.

    Audit-Related Fees

    The Company did not engage Stonefield or Grant to provide any additional audit-related advice.

    Tax Fees

    Fees billed to the Company by Grant for tax services provided during the Company's 2003 and 2002 fiscal years for income tax services relating to the 2002 and 2001 income tax years totaled $32,930 and $17,586, respectively. The Company did not engage Stonefield for any income tax services. The Audit Committee believes that the income tax services provided and the fees charged are compatible with maintaining Grant's independence.

    All Other Fees

    The Company engaged Stonefield to provide the audit of the employee benefit plan for the Company's 2003 and 2002 fiscal years. It is estimated that the total fees that will be billed for 2003 will be $5,000. The total fees billed for 2002 were $2,588. Stonefield also performed some internal controls review procedures for the Company during early 2003 for $4,725. The Audit Committee believes that the other services provided and the fees charged are compatible with maintaining Stonefield's independence.

    All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provisions of such services by Stonefield and Grant were compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

                                     PART IV

ITEM 16: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following consolidated financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated.

          (1) Financial Statements: The following financial statements and notes thereto, and related Independent Auditors Report, are filed as part of this Form 10-K as follows:

                      Independent Auditors' Reports

                      Consolidated Balance Sheets at December 31, 2003 and 2002.

                      Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

                      Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001.

                      Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

                      Notes to Consolidated Financial Statements.

         (2) Financial Statement Schedule: The following financial statement schedule of the Company and the related Independent Auditors Report are filed as part of this Form 10-K.

                      Schedule II -- Valuation And Qualifying Accounts


         (3) Exhibits: Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index which begins on sequentially numbered page 50 of this Annual Report on Form 10-K..

(b) The following reports were filed or required to be filed for the last quarter of the fiscal year:

         (1) The Company filed a current report on Form 8-K on October 29, 2003, which announced the extension of the Company's Long-Term Notes.

(c) All other financial statement schedules have been omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2004.

                                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.


                                 By: /s/ Joseph A. Wagda
                                    --------------------------------------------
                                    Joseph A. Wagda
                                    Chief Executive Officer
                                    (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                          SIGNATURE                                 TITLE                          DATE
                 -------------------------        ----------------------------------------  -----------
                     /s/ Joseph A. Wagda          Chief Executive  Officer and Chairman of  March 26, 2004
                 -----------------------          the Board of Directors
                     Joseph A. Wagda              (Principal Executive Officer)

                     /s/ Paul C. Kosturos         Vice President,  Chief Financial Officer  March 26, 2004
                 ------------------------         and Secretary
                      Paul C. Kosturos           (Principal Financial Officer)

                     /s/ Jennifer T. Barrett      Director                                  March 26, 2004
                 ---------------------------
                     Jennifer T. Bartlett

                     /s/ W. Barry Zwahlen         Director                                  March 26, 2004
                 ------------------------
                     W. Barry Zwahlen

                     /s/ Thomas A. Hudgins        Director                                  March 26, 2004
                 -------------------------
                     Thomas A. Hudgins


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
BrightStar Information Technology Group, Inc.

We have audited the accompanying consolidated balance sheet of BrightStar Information Technology Group, Inc as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrightStar Information Technology Group, Inc. as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principals generally accepted in the United States of America.



/s/ STONEFIELD JOSEPHSON, INC.

Walnut Creek, California
February 12, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
BrightStar Information Technology Group, Inc.


    We have audited the accompanying consolidated statements of operations and stockholders' equity and cash flows of BrightStar Information Technology Group, Inc., a Delaware corporation, for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of BrightStar Information Technology Group, Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

San Jose, California
February 15, 2002

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                 December 31,   December 31,
                                                     2003         2002
                                                   ----------------------

                                         ASSETS
Current assets:
  Cash                                                   $125       $160
  Trade accounts receivable, net of allowance for
   doubtful
     accounts of $30 in 2003 and $140 in 2002             537        716
  Unbilled revenue                                         40         41
  Prepaid expenses and other                              117        154
                                                   ----------------------
          Total current assets                            819      1,071
Property and equipment                                    437        435
  Less-accumulated depreciation                          (389)      (362)
                                                   ----------------------
  Property and equipment, net                              48         73
Goodwill                                                1,748      1,748
                                                   ----------------------
          Total assets                                 $2,615     $2,892
                                                   ======================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                          $--        $--
  Accounts payable                                         81        169
  Accrued salaries and other expenses                     320        468
  Corporate legacy liabilities                             --         94
  Convertible notes payable, current portion               38         --
                                                   ----------------------
          Total current liabilities                       439        731
Convertible notes payable, net                          1,203      1,086
Corporate legacy liabilities - long term                   11         11
Other liabilities                                           2         25
Commitments and contingencies                              --         --
Stockholders' equity:
  Common stock, $0.001 par value; 72,000,000
   shares authorized;
    15,286,788 and 15,284,288 shares issued and
     outstanding in 2003
    and 2002 (excluding 255,000 shares held in
     treasury), respectively                               16         16
  Additional paid-in capital                           99,925     99,902
  Unearned compensation                                   (11)       (47)
  Treasury stock                                         (118)      (118)
  Accumulated deficit                                 (98,852)   (98,714)
                                                   ----------------------
          Total stockholders' equity                      960      1,039
                                                   ----------------------
          Total liabilities and stockholders'
           equity                                      $2,615     $2,892
                                                   ======================

                See notes to consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                       Year Ended December 31,
                              ---------------------------------------
                                      2003         2002         2001
                              ---------------------------------------

Revenue                             $5,852       $9,407      $19,471
Cost of revenue                      4,157        6,328       13,403
                              ---------------------------------------
Gross profit                         1,695        3,079        6,068
Operating expenses:
  Selling, general and
   administrative                    1,685        2,939        6,119
  Restructuring charge                  --           --        2,011
  Settlements of accrued
   liabilities                          --         (260)          --
  Goodwill amortization                 --           --          352
  Depreciation and
   amortization                         27          106        1,248
                              ---------------------------------------
          Total operating
           expenses                  1,712        2,785        9,730

  Income (loss) from
   operations                          (17)         294       (3,662)
  Settlements of legacy
   liabilities and other
   income (expense)                     82        2,363        1,157
  Interest expense, net               (203)        (157)        (249)
                              ---------------------------------------
  Income (loss) from
   continuing operations
          before income taxes         (138)       2,500       (2,754)
Income tax provision (benefit)          --         (128)          --
                              ---------------------------------------
Income (loss) from continuing
 operations                           (138)       2,628       (2,754)
Discontinued operations:
  Income on disposal of
   discontinued
     operations, net of tax             --           --           17
                              ---------------------------------------
  Total discontinued
   operations                           --           --           17
                              ---------------------------------------
Income (loss) before
 cumulative effect of change
 in accounting principle              (138)       2,628       (2,737)
Cumulative effect on prior
 years of retroactive
 application of new goodwill
 methods, net of tax                    --       (9,945)          --
                              ---------------------------------------
          Net loss                   $(138)     $(7,317)     $(2,737)
                              =======================================

Net income (loss) per share
 (basic and diluted):
Continuing operations               $(0.01)       $0.18       $(0.21)
  Change in accounting
   principle                            --        (0.66)          --
                              ---------------------------------------
  Net loss                          $(0.01)      $(0.48)      $(0.21)
                              =======================================


Weighted average shares
 outstanding (basic and
 diluted):                      15,286,788   15,020,562   13,291,625
                              =======================================

                See notes to consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)




                                          Common Stock
                                      ----------------------     Additional      Unearned   Treasury
                                        Shares      Amount        Paid-In-     Compensation   Stock
                                                                  Capital
                                      -------------------------------------------------------------
Balance, January 1, 2001              11,545,057        $12         $98,344         $--       $--
  Common stock issued in settlement of
   debt                                1,874,231          2           1,172          --        --
  Stock/options issued to
   employees/board members               100,000         --              74          --        --
  Warrants issued with convertible
   notes                                      --         --             142          --        --
  Treasury stock                        (255,000)        --              --          --      (118)
  Net loss                                    --         --              --          --        --
                                      -------------------------------------------------------------
Balance, December 31, 2001            13,264,288         14          99,732          --      (118)
  Warrants issued with convertible
   notes                                      --         --               7          --        --
  Compensation expense associated with
   stock options                              --         --              18         (17)       --
  Common stock option repricing               --         --              17         (16)       --
  Compensation expense associated with
   restricted stock                    1,000,000          1              59         (55)       --
  Amortization of unearned
   compensation                               --         --              --          41        --
  Common stock issued to executive
   officers                            1,000,000          1              59          --        --
  Common stock issued for settlement
   of legacy liabilities                  20,000         --              10          --        --
  Net income                                  --         --              --          --        --
                                      -------------------------------------------------------------
Balance, December 31, 2002            15,284,288         16          99,902         (47)     (118)
  Warrants issued with convertible
   notes                                      --         --               1          --        --
  Amortization of unearned
   compensation                               --         --              --          36        --
  Variable stock option expense               --         --              17          --        --
   Stock option and warrant expense           --         --               5          --        --
   Stock options exercised                 2,500         --              --          --        --
   Net Income                                 --         --              --          --        --
                                      -------------------------------------------------------------
Balance, December 31, 2003            15,286,788         16         $99,925        $(11)    $(118)
                                      =============================================================

                                                      Total
                                      Accumulated  Stockholders'  Comprehensive
                                        Deficit       Equity      Income (Loss)
                                      ------------------------------------------
Balance, January 1, 2001                $(88,660)    $9,696
  Common stock issued in settlement
   of debt                                    --      1,174
  Stock/options issued to
   employees/board members                    --         74
  Warrants issued with convertible
   notes                                      --        142
  Treasury stock                              --       (118)
  Net loss                                (2,737)    (2,737)        $(2,737)
                                      ------------------------------------------
Balance, December 31, 2001               (91,397)     8,231         $(2,737)
                                                                ================
  Warrants issued with convertible
   notes                                      --          7
  Compensation expense associated
    with stock options                        --          1
  Common stock option repricing               --          1
  Compensation expense associated
   with restricted stock                      --          5
  Amortization of unearned
   compensation                               --         41
  Common stock issued to executive
   officers                                   --         60
  Common stock issued for settlement
   of legacy liabilities                      --         10
  Net income                              (7,317)    (7,317)        $(7,317)
                                      ------------------------------------------
Balance, December 31, 2002               (98,714)     1,039         $(7,317)
                                                                ================
  Warrants issued with convertible
   notes                                      --          1
  Amortization of unearned
   compensation                               --         36
  Variable stock option expense               --         17
  Stock option and warrant expense            --          5
  Stock options exercised                     --         --
  Net Income                                (138)      (138)          $(138)
                                      ------------------------------------------
Balance, December 31, 2003              $(98,852)      $960           $(138)
                                                                ================

                 See notes to consolidated financial statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                     Year Ended Year Ended Year Ended
                                     December   December   December
                                      31,        31,        31,
                                     2003       2002       2001
                                     ---------------------------------

Operating activities:
  Net loss                                $(138)   $(7,317)   $(2,737)
  Adjustments to reconcile net loss
   to net cash
    provided by (used in) operating
     activities:
    (Income) loss from discontinued
     operations                              --         --        (17)
    Noncash gains on settlement of
     liabilities and deconsolidation
     of subsidiary                          (35)    (2,345)    (1,699)
    Depreciation and amortization           109        151      1,630
    Changes to allowance for doubtful
     accounts                               110       (160)       (20)
    Compensation expense on issuance
     of common stock                         --         --         74
    Compensation expense on issuance
     of common stock
     options and warrants                    59         47         --
    Loss on retirement of property
     and equipment                           --         --        740
    Cumulative effect of change in
     accounting principle                    --      9,945         --
    Changes in operating working
     capital:
      Trade accounts receivable              69      1,380      4,322
      Income tax refund receivable           --        105        538
      Unbilled revenue                        1        (41)        --
      Prepaid expenses and other             37        131         79
      Accounts payable                      (88)      (590)      (881)
      Accrued salaries and other
       accrued expenses                     (98)      (438)      (300)
      Deferred revenue                       --        (14)      (299)
      Corporate legacy liabilities          (59)      (452)      (501)
      Legacy liabilities of insolvent
       subsidiary                            --         --      1,138
      Discontinued operations                --         --        353
                                     ---------------------------------
         Net cash provided by (used
          in) operating activities          (33)       402      2,420
Investing activities:
  Proceeds from sale of property and
   equipment                                 --         --          9
   Capital expenditures                      (2)        (8)       (11)
                                     ---------------------------------
         Net cash used in investing
          activities                         (2)        (8)        (2)
Financing activities:
  Net payments under line of credit          --       (419)    (3,178)
  Net proceeds from issuance of
   convertible notes      payable            --         --        945
                                     ---------------------------------
Net cash used in financing activities        --       (419)    (2,233)
                                     ---------------------------------
Net increase (decrease) in cash             (35)       (25)       185
Cash:
  Beginning of period                       160        185         --
                                     ---------------------------------
  End of period                            $125       $160       $185
                                     =================================

Supplemental information:
  Interest paid                             $20        $27       $183
                                     =================================
  Income taxes paid                         $--         $8        $--
                                     =================================



                 See notes to consolidated financial statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)




Supplemental disclosures of noncash investing and financing activities:



                                          Year Ended Year Ended Year Ended
                                          December   December   December
                                           31,        31,        31,
                                          2003       2002       2001
                                          ---------------------------------

Issuance of common stock at fair value in
 satisfaction of:
       Severance obligations                      --         --        162
       Prior acquisition                          --         --       $892
       Litigation between the Company and
        various other entities                    --         --       $118
       Obligations under various rights
        agreements                                --         --        $74
       Corporate legacy liabilities               --        $10         --
       Accrued bonuses                            --        $60         --

Liabilities restructured with notes
 payable                                          --         --       $473

Noncash issuance of common stock warrants
 at fair value    associated with notes
 payable                                          $1         $2       $142

Noncash issuance of convertible notes at
 face value associated                           $74        $91        $16
 with interest due on notes payable

Noncash issuance of notes at face value
 associated with short-                           --       $211         --
    term corporate legacy liabilities



                 See notes to consolidated financial statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)


(1) Summary of Significant Accounting Policies

    Basis of presentation -- BrightStar Information Technology Group, Inc. ("BrightStar" or "the Company") provides information technology services for its customers. We help organizations maximize their competitive advantage through the implementation and /or support of leading edge enterprise-level packaged-systems applications and legacy software systems by focusing primarily on serving clients in the healthcare and government markets. BrightStar also provides software support and training services to major corporations. We have approximately 40 employees and contractors. The Company has its headquarters in the San Francisco Bay Area with field offices in Dallas, Texas, and Quincy, Massachusetts. We also have service-delivery locations throughout the United States, including Arkansas, California, Florida, Georgia, Maryland and Oregon.

    Principles of consolidation - The consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 include the accounts of the Company and its wholly-owned subsidiaries. On June 28, 2002, one of the Companies subsidiaries, BRBA, Inc. ("BRBA") (formerly Brian R. Blackmarr & Associates, Inc.) filed for liquidation under Chapter 7 of the bankruptcy code and the Company no longer controls BRBA. As a result, BRBA's financial position has not been included in the Company's consolidated results since the bankruptcy filing date. All significant inter-company accounts and transactions are eliminated in the consolidation.

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

    Up until December 31, 2001, goodwill recorded in conjunction with the Founding Companies (Companies acquired concurrently with the closing of BrightStar's initial public offering) and all other acquisitions in 1998 was being amortized over 40 years on a straight-line basis. Goodwill associated with the acquisition of ISC in 1999 was being amortized over 20 years on a straight-line basis. Management determined the twenty-year life for Integrated Systems Consulting ("ISC") goodwill based upon the nature of ISC's SAP software consulting practice, along with the assembled workforce of highly skilled consultants and the demand for information technology services. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability, and, if warranted, impairment or adjustments to the period affected is recognized. Total amortization of goodwill from continuing operations for 2003, 2002 and 2001 amounted to $0, $0 and $352, respectively. See the "Recent pronouncements" paragraph in Note (1) for the treatment of goodwill for the years beginning on January 1, 2002; also see Note (5).

    Income taxes -- The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, the Company has recorded a

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)


valuation allowance for deferred taxes as of December 31, 2003 and 2002. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made. Income tax receivables are recognized for the actual amounts refundable.

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

    Earnings per share (EPS) --Basic EPS is calculated using income available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options, warrants and conversion of notes payable. Potentially dilutive securities, consisting of 5,579,830 shares issuable upon conversion of notes, 1,348,780 shares issuable upon exercise of warrants, and 1,438,841 shares issuable upon exercise of stock options as of December 31, 2003, are excluded from the computation as their effect is anti-dilutive. Treasury shares of 255,000 at December 31, 2003 and 2002 have also been excluded from the computation from the date of reacquisition. Potentially dilutive securities totaling 8,040,172 and 8,074,965 at December 31, 2002 and 2001, respectively, are excluded from their respective computations, as their effect is antidilutive.

    Pro forma disclosures required under SFAS 148 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                             For years ended
                                                ------------------------------------------
                                                         2003         2002           2001
                                                ------------------------------------------
Net income (loss), as reported                          $(138)     $(7,317)       $(2,737)
 Add: Stock based employee compensation expense
         included in reported income, net of
                      related tax                          --           --             --
Deduct: Total stock-based employee compensation
                expenses determined under fair
                 value based
                method for all awards, net of
                 related tax effects                      (34)      (1,469)        (2,068)
                                                ------------------------------------------
Pro forma net income (loss)                             $(172)     $(8,786)       $(4,805)
                                                ==========================================

Pro forma basic and diluted income (loss) per
 share:
   Basic - as reported                                 $(0.01)      $(0.49)        $(0.21)
   Basic - pro forma                                   $(0.01)      $(0.58)        $(0.36)
   Diluted - as reported                               $(0.01)      $(0.49)        $(0.21)
   Diluted - pro forma                                 $(0.01)      $(0.58)        $(0.36)


    Compensation cost for the years ended December 31, 2003, 2002 and 2001 was calculated in accordance with the binomial model, using the following weighted average assumptions: (i) expected volatility of 123%, 123% and 114%; (ii) expected dividend yield of 0% in all three years; (iii) expected option term of 10 years in all three years; (iv) risk-free rates of return of 1.74%, 1.745 and 5.50% and (v) expected forfeiture rates of 40%, 40% and 38%, respectively.

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

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)


    Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these items. The fair value is not readily determinable for the bank credit facility, convertible notes payable and legacy liabilities because of the past due nature of the legacy liabilities and the lack of comparable credit facilities readily available to the Company. As of December 31, 2003 and 2002, respectively, the bank credit facility and convertible notes payable were collectively carried at $1,203 and $1,086 and the legacy liabilities were carried at $11 and $105, respectively.

    Recent pronouncements -- In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No.145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

    In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)


    During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in such transactions.

    During May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

In December 2003 the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.


 (2) Property and Equipment

    Property and equipment consist of the following:

                                              December 31,
                                              ------------
                                             2003      2002
                                             ----      ----
Computer equipment and software            $   337   $   335
Furniture, fixtures and office equipment       100       100
                                           -------   -------
          Total                                437       435
Accumulated depreciation and amortization     (389)     (362)
                                           --------  -------

          Property and equipment, net      $    48   $    73
                                           =======   =======

 (3) Goodwill

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

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)

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

    The Company also performed annual test as of October 1, 2003 and 2002 as required by SFAS No. 142. After performing this impairment test, it was determined that there was no additional goodwill impairment loss to be recorded in the fourth quarter of 2003 or 2002. The quoted market price of the Company's stock price as of October 1, 2003 and 2002 was used as the fair value to measure the impairment.

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


                                     For the years ended December 31
                                          2003        2002        2001
                                  -------------------------------------
Net income (loss) as reported:           $(138)    $(7,317)    $(2,737)
Amortization, net of tax                    --          --         352
                                  -------------------------------------
Adjusted net earnings                    $(138)    $(7,317)    $(2,385)
                                  -------------------------------------

Basic and diluted earnings per
 share:
As reported                             $(0.01)     $(0.48)     $(0.21)
Change in amortization expense              --          --        0.03
                                  -------------------------------------
Adjusted basic earnings per share       $(0.01)     $(0.48)     $(0.18)
                                  -------------------------------------



    The changes in the carrying amount of goodwill, net of accumulated amortization for the year ended December 31, are as follows:

                                              2003       2002
                                        ----------------------
Balance at January 1                        $1,748    $11,648
Goodwill acquired during the year               --         --
Change in accounting principle, goodwill
 impairment loss                                --     (9,900)
Impairment loss, current year                   --         --
                                        ----------------------
Balance as of December 31                   $1,748     $1,748
                                        ======================



(4) Credit Facility

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


(5) Accrued Salaries and Other Expenses

    Accrued salaries and other expenses consist of the following:

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)


                                                    December 31,
                                                   2003      2002
Accrued payroll and payroll taxes............     $   163   $   146
Accrued professional fees....................          64        89
Other accrued expenses.......................          93       233
                                                  -------   -------
          Total accrued expenses.............     $   320   $   468
                                                  =======   =======

(6) Corporate Legacy Liabilities

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

    During 2002, the Company was able to decrease total legacy liabilities by $1,230. The company settled $1,179 for $393 in cash and $10 in common stock in 2002, resulting in gains on settlements of $823. These gains on settlements are recorded on the statement of operations as Other Income (See note (8)). During the 1st quarter of 2003, the Company was able to settle the remaining short term obligation of $94 resulting in a gain of $35.

    Corporate legacy liabilities are classified as long-term or short-term obligations below, depending on which option under the restructuring plan the creditor accepted and consisted of the following as of December 31;

                                       2003     2002
                                   ------------------
Short-term:
Restructuring reserve                   $--      $--
Acquisition payable                      --       --
Other non-operating payables             --       94
                                   ------------------
    Total Short-term                    $--      $94
                                   ------------------

Long-term:
Severance agreement, converted to
 promissory notes                       $--      $--
Promissory notes                         11       11
Other non-operating payables             --       --
                                   ------------------
Total long-term                         $11      $11
                                   ------------------


(7) Convertible Notes Payable, net

    Convertible notes payable, net consists of the following as of December 31:


                                                 2003    2002
                                              ----------------
Series 1 Convertible Subordinated Promissory
 Notes                                         $1,283  $1,209
  Less fundraising and warrant costs:
    Fundraising costs, net of amortization         10      29
    Warrant costs associated with convertible
     notes, net of amortization                    32      94
                                              ----------------
          Subtotal fundraising costs               42     123
                                              ----------------
 Notes payable, net                            $1,241  $1,086
                                              ================

Convertible notes payable - short term            $38     $--
                                              ================
Convertible notes payable - long term          $1,203  $1,086
                                              ================



    On July 26, 2001, the Company completed a private placement through the issuance of approximately $1,100 of Series 1 Convertible Subordinated Promissory Notes (the "Notes") with warrants to a group of investors, including members of BrightStar's senior management. The Notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. The Notes are entitled to simple interest calculated at a rate per annum equal to 8%. The Company had the option to pay interest for the first year from the date of the Notes (subsequently extended for another year during the second quarter of 2002) by issuing additional Notes (the "PIK Notes") and warrants with the same terms as above. The Company elected to pay the interest due on the Notes from inception through June 30, 2003 by issuing PIK Notes totaling $182 and warrants totaling 118,867. In October 2003, the Company paid in cash the quarterly

                 BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)


interest due on the Notes and PIK Notes for the quarter ended September 30, 2003. In addition, 70,000 warrants were issued to the placement agent for the transaction at an exercise price of $1.00 per share. Total warrants issued to investors have been valued at $144 under the provisions of APB No. 14 and EITF 00-27, and will be amortized as additional interest expense over the life of the debt. Amortization expense for the year ended December 31, 2003 and 2002 amounted to $63 and $48, respectively.

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

(8) Settlements of Legacy Liabilities and Other Income

    Settlements of legacy liabilities and other income consisted of the following for the years ended December 31:

                                          2003     2002
                                      ------------------
Settlement of legacy liabilities           $35     $823
Legacy liabilities of insolvent
 subsidiary                                 --    1,467
Other                                       47       73
                                      ------------------
Total                                      $82   $2,363
                                      ==================


    See note (6) for a discussion of legacy liabilities and the resulting gain on settlements of legacy liabilities of $35 and $823, respectively.

    The gain relating to the legacy liabilities of insolvent subsidiary relate to amounts owed by BRBA. BRBA became insolvent and ceased operations in the fourth quarter of 2001. On June 28, 2002, BRBA filed for liquidation under Chapter 7 of the bankruptcy code, and the Company no longer controls BRBA. As a result, BRBA's financial position has not been included in the Company's consolidated results since the bankruptcy date. This resulted in the Company recording a gain of $1,467 during the year ended December 31, 2002, representing the elimination of the net liabilities of BRBA at the filing date. On September 3, 2002, the Chapter 7 trustee filed a no-asset report and application to close the bankruptcy case.

 (9) Stockholders' Equity

Capital Stock

    On June 18, 2002 at the Annual Meeting of Stockholders, the stockholders approved an amendment to the Company's Certificate of Incorporation to (i) increase the number of shares of all classes of stock that the Company is authorized to issue from 38,000,000 to 75,000,000 and (ii) to designate all 37,000,000 of the additional authorized shares as Common Stock. After this amendment the total authorized stock of 75,000,000 shares consisted of 72,000,000 shares of common stock and 3,000,000 shares of preferred stock.

    On June 21, 2001 at the Annual Meeting of Stockholders, the stockholders authorized the Board of Directors, at its discretion, to effect a reverse stock split of up to 20 shares for 1 share of the Company's common stock. As of March 26, 2004, the reverse stock split, which is subject to approval by the convertible note holders, had not been authorized by the Board of Directors.

     Common Stock Warrants, Stock Options and Stock Awards

    Stock Options -- During 1998 and 2000, the 1997 and 2000 Long-Term Incentive Plans (the "Plans") were established, which provide for the issuance of incentive and non-qualified stock options, restricted stock awards, stock appreciation rights or performance stock awards. As of December 31, 2001, the total number of shares that could be issued under the Plans was 4,000,000 shares, of which only 3,930,000 shares could be granted for incentive stock options and 70,000 for nonqualified stock options. On June 28, 2002 at the Annual Meeting of Stockholders, the stockholders approved an amendment of the Company's 2000 Long-Term Incentive Plan to increase the number of shares issuable thereunder by 2,000,000. Therefore, as of December 31, 2002, the total number of shares that may be issued under the Plans is 6,000,000, of which 5,930,000 shares may be granted for incentive stock options and 70,000 for

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)


nonqualified stock options. Options and restricted stock awards, which constitute the only issuance under the incentive plans as of December 31, 2002, have been generally granted at or above the fair value of the Company's common stock on the date of grant. The Company also granted restricted common stock to individuals during 2002 as part of their employment agreements that are considered grants outside of the Plans. The Plans do not allow the granting of stock options to independent consultants and therefore any such grants are considered outside of the Plans. The Plans also previously limited the amount of stock options granted to any one individual in any one year to 200,000 shares. This limit was increased to 1,000,000 shares at the Annual Meeting of Stockholders on June 18, 2002. Any grants of stock options over the 1,000,000 share limit to any individual are considered grants outside of the Plans as well. The following table summarizes the Plans' stock option and stock award activity:

                                               Shares or               Weighted Weighted
                                  Shares or     Options   Total Shares Average  Average
                                    Options      Issued
                                Issued Inside   Outside    Or Options  Exercise Remaining
                                  the Plans    the Plans     Issued    Price     Life
                                --------------------------------------------------------
Options outstanding at January
 1, 2001                            1,923,946          --    1,923,946   $2.94 9.50 years
Granted in 2001                     1,673,470     945,060    2,618,530   $0.56
Exercised                                  --          --           --
Cancelled                          (1,912,969)   (325,000)  (2,237,969)  $2.65
                                ---------------------------------------
Options outstanding at December
 31, 2001                           1,684,447     620,060    2,304,507   $0.98 8.53 years
Exercisable at December 31, 2001    1,021,780     620,060    1,641,840
                                =======================================
Granted in 2002                     2,495,357   1,000,000    3,495,357   $0.05
Exercised                                  --          --           --      --
Cancelled                          (1,410,603)   (580,060)  (1,990,663)  $0.38
                                ---------------------------------------
Options outstanding at December
 31, 2002                           2,769,201   1,040,000    3,809,201   $0.56 8.48 years
Exercisable at December 31, 2002    2,179,383   1,040,000    3,219,383
                                =======================================
Granted in 2003                        57,500      34,028       91,528   $0.08
Exercised                              (2,500)         --       (2,500)  $0.05
Cancelled                            (459,388)         --     (459,388)  $0.39
Vesting and sale of restricted
 stock awards                        (180,000)         --     (180,000)     --
                                ---------------------------------------
Options outstanding at December
 31, 2003                           2,184,813   1,074,028 3,258,841 (a)  $0.62 7.78 years
                                =======================================
Exercisable at December 31, 2003    1,994,604   1,052,918 2,227,522 (b)



(a) 1,874,604,and 120,000 options and restricted stock awards are outstanding at $0.01 - $0.10 and $6.00, respectively

(b) 1,012,918 and 40,000 options and restricted stock awards are outstanding at $0.01 - $0.10 and $1.00 respectively


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

    As of December 31, 2003 and 2002, grants outside the Plans also include stock issued in lieu of the cash bonuses awarded in 2001 to Mr. Wagda and Mr. Czaja. On February 15, 2002, the compensation committee of the Board of Directors voted to issue fully-vested stock outside the Plans to Mr. Wagda and Mr. Czaja of 750,000 and 250,000 shares, respectively, in full satisfaction of cash bonuses awarded for 2001.

    On February 12, 2002, the compensation committee of the board of directors voted to take actions that resulted in the repricing of approximately 835,000 existing stock options to active participants under the Company's long-term incentive plans to a new exercise price of $0.05 per share, which was determined to be the fair market value by the Board of Directors based upon the prior 20-day average closing price. The market close price on February 12, 2002 was $0.07. Since the market closing price was greater than the exercise price of the newly granted options, the difference of $0.02 per share, approximately $17, was recorded as unearned compensation and will be recognized over the remaining vesting period of the repriced options. These repriced stock options are accounted for as variable awards, and accordingly, the Company will record any increase of the fair market value of the underlying stock over the market closing price of $0.07 on the day of the repricing as compensation expense in the appropriate quarter. Since the closing price of the Company's stock was at $0.10 per share on September 30, 2003, the Company recorded a compensation expense of $17 in the third quarter of 2003. The third quarter of 2003 was the first quarter that the Company was required to record any compensation expense since the closing price at the end of each of the previous quarters of 2003 and 2002 was lower than $0.07. On December 31, 2003, the Company's closing stock price was $0.10 per share and therefore no compensation expense was recorded.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)


    The Company also awarded on February 12, 2002 approximately 910,000 new options with respect to active participants under the Company's long-term incentive plans. The exercise price of all affected options was $0.05 per share, which was the fair market value as determined by the Board of Directors based upon the prior 20-day average closing price. The market closing price on February 12, 2002 was $0.07. Since the market closing price was greater than the exercise price of the newly granted options, the Company recorded compensation expense of $18, which will be amortized monthly over 3 years, the vesting period of the grants. The unamortized portion is recorded as unearned compensation on the balance sheet as of December 31, 2002. For the years ended December 31, 2003 and 2002, the Company recorded a total of $14 and 13 as an expense for the repricing and granting of new stock options, respectively.

    Also on February 15, 2002, the compensation committee voted to take actions that resulted in restricted stock awards to Mr. Wagda, the Company's Chief Executive Officer, and Mr. Czaja, the Company's Chief Financial Officer, of 750,000 and 250,000 shares, respectively. In return for granting of these shares, the stock options previously granted to Mr. Wagda and Mr. Czaja totaling 780,060 and 500,000 options (including 300,000 options granted to Mr. Czaja on February 12, 2002), respectively, were cancelled. The restricted stock grants were issued inside the Plans and vest monthly over a 2-year period. The Company recorded compensation expense of $60, which is being amortized monthly over 2 years. For the years ended December 31, 2003 and 2002, the Company recorded a total compensation expense of $22 and $34 for restricted stock grants, respectively.

    On November 5, 2002, the Board of Directors approved the vesting of the remaining 166,667 unvested shares of Mr. Czaja's restricted stock award, subject to certain conditions. During the fourth quarter ending December 31, 2002, the Company recorded an additional compensation expense of $10 for this transaction.

Recent Sales of Unregistered Securities.

    Set forth below is certain information concerning all issuances of securities by BrightStar within the past three years that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

    1. On January 16, 2001, the prior owners of Cogent Technologies LLC ("Cogent") were issued 1,020,000 shares of our common stock in partial settlement of a claim by them related to the unpaid balance of the purchase price for the assets and business of Cogent and amounts due under employment agreements with us.

    2. On February 15, 2001, Kevin J. Murphy was issued 100,000 shares of our common stock in connection with the commencement of his employment with the Company.

    3. On February 15, 2001, certain of our former employees were issued 346,831 shares of our common stock in satisfaction of remaining severance payment obligations under prior employment agreements with the Company.

    4. On February 15, 2001, Unaxis Trading Limited ("Unaxis") was issued 250,000 shares of our common stock in settlement of litigation between the Company and certain affiliates of Unaxis. Pursuant to the settlement agreement (which was agreed upon in principle, on November 3, 2000), if, prior to a sale of these shares by Unaxis, the Company had not exercised its right, between January 1, 2002 and February 1, 2002 to call the shares for $1.60 per share, Unaxis may exercise its right to put the shares to the Company for a price of $2.00 per share during the 15 day period commencing on February 1, 2002. During December 2001, the Company purchased the shares back from Unaxis for a $120 payment.

    5. On May 4, 2001, 257,400 shares of our common stock were issued to the owners of Cogent, Unaxis and various former employees in satisfaction of our obligations to pay penalties to them under the terms of various registration rights agreements.

    6. On July 26, 2001, the Company issued and sold approximately $1,100 of convertible notes to a group of investors, including members of BrightStar senior management. The notes are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, if: (i) the market price of the Company's common stock, determined on a 20-day moving average basis, equals or exceeds $0.50; and (ii) the investors may lawfully sell all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under an effective registration statement, or under Rule 144; and (iii) at least $2,300 of the past due payables have been restructured. In addition, 70,000 warrants were issued to Brewer Capital Group, LLC, which acted as placement agent for the transaction, at an exercise price of $1.00 per share. The net proceeds of this transaction were used for general corporate purposes.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)

    7. In November 2001, the Company engaged a financial advisor to assist the Company in obtaining additional long-term financing. As part of the financial advisor's compensation for this engagement, and in addition to a $25 retainer fee paid to the advisor, the Company has agreed to the issuance of warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.05 per share. These warrants will expire in November 2004. These warrants were recorded at fair value according to Generally Accepted Accounting Principles ("GAAP") at the date of issue.

    8. On February 15, 2002, 1,500,000 shares and 500,000 shares of restricted common stock were issued to Joseph A. Wagda and Kenneth A. Czaja, respectively, in connection with their employment with the Company.

    9. On August 1, 2002, 20,000 shares of our common stock were issued to a vendor in full satisfaction of our obligation to pay them for services rendered.

    10. On a quarterly basis, starting on October 1, 2001 and continuing on January 1, 2002, April 1, 2002, July 1, 2002, October 1, 2002, January 1, 2003,
April 1, 2003 and July 1, 2003, the Company issued additional convertible notes of $16, $22, $23, $23, $24, $24, $24 and $25 respectively, to the same group of investors as the issuances of July 26, 2001 for payment in kind of interest due on the original issuance of notes and subsequent issuances of notes as payment in kind for interest due. In addition, the investors received in total for all the quarterly issuances mentioned above approximately 119,000 warrants, exercisable at $0.50 per share. The notes carry the same characteristics as the notes issued on July 26, 2001. These warrants were recorded at fair value according to GAAP at the date of issue.

    11. On May 6, 2003, 125,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.035 were issued to Westminster Securities as part of an investment-banking arrangement. The warrants will expire on May 6, 2008. These warrants were recorded at fair value according to GAAP at the date of issue.

 (10) Income Taxes

    The components of income (loss) before income taxes from continuing operations and the related income taxes provided for the years ended December 31, are presented below:


                             2003     2002    2001
                          -------------------------
Income (loss) before
 income taxes:
  Domestic                  $(138)  $2,500 $(2,754)
  Foreign:                     --       --      --
                          -------------------------
                            $(138)  $2,500 $(2,754)
                          =========================

                              2002    2001   2000
                           -----------------------
Provision (benefit) for
 income taxes:
  Current:
     Domestic                  $--   $(128)   $--
     Foreign                    --      --     --
  Deferred:
     Domestic                   --      --     --
     Foreign                    --      --     --
                           -----------------------
          Total                $--   $(128)   $--
                           =======================




    The Company's deferred tax assets, at an effective tax rate of 38.5%, are reflected below as of December 31:

                            2003    2002
                         ----------------
Net operating losses      $5,987  $4,885
Bad debt reserves             12      54
Accrued expenses              33      77
Goodwill                   4,914   5,502
Other                         --      --
                         ----------------
Net deferred tax asset    10,946  10,518
Valuation allowance      (10,946)(10,518)
                         ----------------
                             $--     $--
                         ================

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)


    At December 31, 2003, the Company has a net operating loss carryforward ("NOL") of approximately $15,552 for federal income tax purposes, which will expire in years 2018 through 2023. Utilization of the federal NOL's and credits may be subject to a substantial annual limitation in the future if there were a "change in ownership" as defined by the Internal Revenue Code of 1986. Such a change in ownership would likely result in the expiration of the great majority of the NOL's before utilization.


     The table below reconciles the expected U.S. federal statutory tax to the recorded income tax as of December 31:

                                         2002    2002    2001
                                      ------------------------
Provision (benefit) at statutory tax
 rate                                    $(29)$(2,488)$(1,330)
Valuation allowance                      (428)    551   1,495
NOL reduction due to BRBA Chapter 7
 filing                                    --   2,161      --
Other, net                                457    (352)   (165)
                                      ------------------------
          Total                           $--   $(128)    $--
                                      ========================



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

(13) Commitments and Contingencies

    The Company leases office space and computer and office equipment under various operating lease agreements that expire at various dates through December 2006. Minimum future commitments under these agreements for the years ending December 31 are: 2004, $9; 2005, $8; and 2006, $0.

    Rent expense was $68, $223 and $1,444 during the periods ended December 31, 2003, 2002, and 2001, respectively.

    Employment Agreements -- On February 15, 2002 the Company and Mr. Wagda entered into an agreement covering the terms of his employment by the Company. The terms of the agreement include annual base salary of $300 beginning May 1, 2002 increasing to $350 beginning May 1, 2003, the immediate vesting of stock and options upon a qualifying termination or a change of control and continuation of base salary for a period of 12 months in the event of a qualifying termination. The agreement also calls for an annual bonus of up to 200% of base salary based upon performance objectives to be agreed upon by the Company and Mr. Wagda. For the years ended December 31, 2003 and 2002, Mr. Wagda was given as a bonus an additional month of paid vacation, having an approximate value of $29 and $25, respectively. On October 21, 2003, the agreement between the Company and Mr. Wagda was amended to reflect the following changes: (i) an extension of its fixed term from April 30, 2004 to October 31, 2004, (ii) adding to the definition of a "qualifying termination" a resignation occurring between 90 and 180 days after a change in control and (iii) providing for incentive compensation upon the completion of certain strategic transactions involving the Company, the amount of which would be determined in part based on the increase in the price of the Company's common stock or securities received in exchange for its common stock above a specified base amount. Mr. Wagda is eligible to participate in all of the Company's employee benefit plans.

(14) Significant Customers and Geographic Information

    For 2003, the Company had revenues from one of our customers which accounted for approximately 60% of total revenues. This same customer and one other unrelated customer accounted for approximately 46% and 13%, respectively, of the total outstanding accounts receivable as of December 31, 2003.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)


    For 2002, the Company had revenues from three unrelated customers, which accounted for approximately 29%, 25% and 10%, respectively, of total revenues. These same three customers accounted for approximately 34%, 9% and 15%, respectively, of the total outstanding accounts receivable as of December 31, 2002.

    For 2001, revenues form three unrelated customers accounted for approximately 17%, 12% and 10%, respectively, of total revenues. Two of the customers accounted for approximately 20% and 13%, respectively, of the total outstanding accounts receivable balance as of December 31, 2001. Another customer accounted for approximately 14% of the total outstanding accounts receivable balance as of December 31, 2001.

    The Company operates in a single segment as a provider of IT services and the Company primarily operates in the United States.

    Subsequent to year end, the Company's largest customer informed the Company that consultants representing approximately 57% of our revenues from this customer in 2003 will be eliminated during the period of March through May of 2004 as a result of project completions and cost pressure from the federal government. Management considered the impact of this reduction and whether it could give rise to the Company's ability to continue for a reasonable period of time, and whether the going concern basis of accounting continued to be appropriate. However, based upon cash on hand and availability under the Company's line of credit agreement (see Note (4)), the Company projected that it had sufficient liquidity resources for at least the remainder of 2004, thereby making the going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business, the appropriate basis of accounting.

(15) Quarterly Consolidated Results of Operations (unaudited)

    Quarterly consolidated results of operations consist of the following as of December 31;

                                                      2003                               2002
                         ---------------------------------------------------------------------
                         First    Second  Third   Fourth   First   Second  Third   Fourth
                         ---------------------------------------------------------------------
Revenue                    $1,410  $1,434  $1,586   $1,422  $2,887  $2,403  $2,221     $1,896
Gross profit                  408     418     466      403     940     780     739        620
Income (loss) from
 continuing
  operations                  (39)     (1)    (17)     (81)     92   1,360     538        638
Change in accounting
 principle                     --      --      --       --  (9,945)     --      --         --
Net income (loss)            $(39)    $(1)   $(17)    $(81)$(9,853) $1,360    $538       $638
                         =====================================================================
Per share basis: basic
 and diluted
Continuing operations      $ 0.00  $ 0.00  $ 0.00   $ 0.00  $ 0.01  $ 0.09  $ 0.04     $ 0.04
Discontinued operations        --      --      --       --      --      --      --         --
Change in accounting
 principle                     --      --      --       --   (0.70)     --      --         --
                         ---------------------------------------------------------------------
                            $0.00   $0.00   $0.00    $0.00  $(0.69)  $0.09   $0.04      $0.04
                         =====================================================================


    As a result of the Company implementing SFAS No. 142 and performing the impairment test as SFAS No. 142 requires, a goodwill impairment loss of $9,900 was recognized in the fourth quarter of 2002, which is when the test was completed, and recorded as of the first quarter of 2002 as a change in accounting principle. Also as part of SFAS No. 142 and included in the change in accounting principle amount, the Company wrote off $45 related to an intangible asset during 2002.

                                   Schedule II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

Column A                        Column B Column C Column D  Column E
-----------------------------------------------------------------------
                                         Additions
                                Balance  Charged
                                 at       to                Balance at
Description                     BeginningCosts andDeductions End
                                of PeriodExpenses           of Period
-----------------------------------------------------------------------
Allowance deducted from assets
 to which it
  applies:
Allowance for doubtful accounts:
Year ended December 31, 2001        $320     $390      $410       $300
Year ended December 31, 2002         300       35       195        140
Year ended December 31, 2003         140       --       110         30
Accrued restructuring charge:
Year ended December 31, 2001         853    2,011     1,423       1441
Year ended December 31, 2002       1,441       --     1,441         --
Year ended December 31, 2003          --       --        --         --

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Board of Directors
BrightStar Information Technology Group, Inc.

In connection with our audit of the consolidated financial statements of BrightStar Information Technology Group, Inc., referred to in our report dated February 12, 2004, which is included in the annual report on Form 10-K, we have also audited Schedule II for the years ended December 31, 2003 and 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ Stonefield Josephson, Inc.
Walnut Creek, California
February 12, 2004

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Board of Directors and Stockholders
BrightStar Information Technology Group, Inc.

    In connection with our audit of the consolidated financial statements of BrightStar Information Technology Group, Inc., referred to in our report dated February 15, 2002 which is included in the Annual Report on Form 10-K, we have also audited Schedule II for the years ended December 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

San Jose, California
February 15, 2002

                                INDEX TO EXHIBITS

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

    (a) The following documents are filed as part of this report:

Exhibit
  No.                             Description
----                              -----------

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

4.12 -- Form of Common Stock Purchase Warrants for the holders of the Series 1 Convertible Subordinated Promissory Note Agreement issued to the holders of the July 26, 2001 private placement offering. (Incorporated by reference to Exhibit 4.11 to BrightStar's Registration Statement on Form S-3, filed October 23, 2001).

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

10.36* -- Employment Agreement between BrightStar Information Technology Group,
     Inc. and Kenneth A. Czaja

10.37* -- Employment Agreement between BrightStar Information Technology Group,
     Inc. and Joseph A. Wagda

10.38* -- $750,000 Line of Credit dated December 16, 2002, from BrightStar and
     BFI Business Finance.

10.39* -- Office Lease dated December 19, 2002 between Olympic Funding and
     BrightStar.

10.40 -- First Amendment to Security Agreement between BrightStar and BFI Business Finance

10.41 -- Updated Employment Agreement Between BrightStar and Joseph A. Wagda

10.42 -- BrightStar Technology Services LLC's operating agreement

10.43 -- Second Amendment to Security Agreement between BrightStar and BFI Business Finance

10.44 -- BrightStar's Code of Ethics

10.45 -- Financial services agreement between Sheridan Road Capital and
     BrightStar

16.1* -- Letter from Grant Thornton LLP to the Securities and Exchange
     Commission.

21.1* -- List of Subsidiaries of the Company.

23.1 -- Consent of Stonefield Josephson, Inc.

23.2 -- Consent of Grant Thornton LLP.

31.1 -- Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.

31.2 -- Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934.

32.1 -- Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350

32.2 -- Certification of Chief Financial Officer pursuant to 18 U.S.C. section 1350




* Exhibits have been previously filed.