Form 10-Q
period 2004-03-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2004-05-17
CIK 1050025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004 OR

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

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at May 13, 2004 was 15,287,968.


                 The Exhibit Index is located on page 14 hereof.

                      PART 1, ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                          MARCH 31,      DECEMBER 31,
                                                                            2004             2003
                                                                         -----------    -------------
                               ASSETS
Current assets:
 Cash..................................................................  $       72     $        125
 Trade accounts receivable, net of allowance
  for doubtful accounts of $30.........................................         524              537
 Unbilled revenue......................................................          32               40
 Prepaid expenses and other............................................          67              117
                                                                         -----------    -------------
     Total current assets..............................................         695              819
 Property and equipment................................................         446              437
     Less - accumulated depreciation...................................        (393)            (389)
                                                                         -----------    -------------
     Property and equipment, net.......................................          53               48
 Goodwill..............................................................       1,748            1,748
                                                                         -----------    -------------
     Total assets......................................................  $    2,496     $      2,615
                                                                         ===========    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Line of credit........................................................  $       39     $          -
 Accounts payable......................................................          88               81
 Accrued salaries and other expenses...................................         313              320
 Deferred revenue......................................................           6                -
 Corporate legacy liabilities..........................................          11                -
 Convertible notes payable, short-term.................................          25               38
                                                                         -----------    -------------
     Total current liabilities.........................................         482              439
 Convertible notes payable, net........................................       1,223            1,203
 Corporate legacy liabilities..........................................           -               11
 Other liabilities.....................................................           2                2
 Commitments and contingencies.........................................           -                -
Stockholders' equity:
 Common stock, $0.001 par value; 72,000,000 shares authorized;
  15,287,968 and 15,286,788 (excluding 255,000 shares held in treasury)
  shares issued and outstanding in 2004 and 2003, respectively.........          16               16
 Additional paid-in capital............................................      99,925           99,925
 Unearned compensation.................................................          (5)             (11)
 Treasury stock........................................................        (118)            (118)
 Accumulated deficit...................................................     (99,029)         (98,852)
                                                                         -----------    -------------
     Total stockholders' equity........................................         789              960
                                                                         -----------    -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    2,496     $     2,615
                                                                         ===========    =============

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                              ----------------------------
                                                                                  2004            2003
                                                                              ------------    ------------
Revenue...................................................................    $     1,195     $     1,410
Cost of revenue...........................................................            855           1,002
                                                                              ------------    ------------
Gross profit..............................................................            340             408

Operating expenses:
 Selling, general and administrative......................................            460             422
 Depreciation and amortization............................................              4              12
                                                                              ------------    ------------
     Total operating expenses.............................................            464             434

Income (loss) from operations.............................................           (124)            (26)

 Other income.............................................................              -              35
 Interest expense, net....................................................            (53)            (48)
                                                                              ------------    ------------
Income (loss) before tax provision........................................           (177)            (39)
 Income tax provision.....................................................              -               -
                                                                              ------------    ------------
Net income (loss).........................................................    $      (177)    $       (39)
                                                                              ============    ============

Net income (loss) per share: basic and diluted
                                                                              ------------    ------------
     Net income (loss) per share..........................................    $     (0.01)    $     (0.00)
                                                                              ============    ============

Average shares outstanding: basic and diluted.............................     15,287,346      15,284,288
                                                                              ------------    ------------

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         ($000'S, EXCEPT PER SHARE DATA)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                                Common Stock                  Additional           Unearned
                                        --------------------------------
                                           Shares            Amount        Paid-In-Capital       Compensation
                                        --------------   ---------------   ----------------     --------------
Balance, December 31, 2003..............   15,286,788    $           16    $        99,925       $        (11)
Variable stock options..................            -                 -                  -
Warrants issued with convertible notes..            -                 -                  -                  -
Exercise of stock options...............        1,180                 -                  -                  -
Amortization of unearned compensation...            -                 -                  -                  6
Net loss................................            -                 -                  -                  -
                                        --------------   ---------------   ----------------     --------------
Balance, March 31, 2004.................   15,287,968    $           16    $        99,925       $         (5)
                                        ==============   ===============   ================     ==============

                                                                                Total
                                           Treasury        Accumulated       Stockholders'      Comprehensive
                                            Stock            Deficit            Equity               Loss
                                        --------------   ---------------   ----------------     --------------
Balance, December 31, 2003..............$        (118)   $      (98,852)   $           960
Variable stock options..................            -                 -                  -
Warrants issued with convertible notes..            -                 -                  -
Exercise of stock options...............            -                 -                  -
Amortization of unearned compensation...            -                 -                  6
Net loss................................            -              (177)              (177)      $       (177)
                                        --------------   ---------------   ----------------     --------------
Balance, March 31, 2004.................$        (118)   $      (99,029)   $           789       $       (177)
                                        ==============   ===============   ================     ==============

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                                   THREE MONTHS ENDED
                                                                              ----------------------------
                                                                               MARCH 31,        MARCH 31,
                                                                                 2004             2003
                                                                              ------------    ------------

Operating activities:
 Net loss.................................................................    $      (177)    $       (39)
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
 Depreciation and amortization............................................             24              33
 Non cash ompensation expense on issuance of
  common stock options and warrants.......................................              6               9
 Expense of issuances of stock and warrants...............................              -               1
 Non cash gains on settlement of liabilities..............................              -             (35)
 Changes in operating assets and liabilities
     Trade accounts receivable............................................             13              99
     Unbilled revenue.....................................................              8              41
     Prepaid expenses and other assets....................................             50              32
     Accounts payable.....................................................              7            (109)
     Accrued salaries and other expenses..................................             (7)            (79)
     Deferred revenue.....................................................              6               2
     Corporate legacy liabilities.........................................              -             (59)
                                                                              ------------    ------------
     Net cash provided (used) by operating activities.....................            (70)           (104)

Investing activities:
 Capital expenditures.....................................................             (9)             (2)
                                                                              ------------    ------------
     Net cash used in investing activities................................             (9)             (2)

Financing activities:
 Net borrowings (payments) under line of credit...........................             39               -
 Repayments of convertible notes payable..................................            (13)              -
                                                                              ------------    ------------
     Net cash provided (used) by financing activities.....................             26               -

Net increase (decrease) in cash...........................................            (53)           (106)

Cash:
 Beginning of period......................................................            125             160
                                                                              ------------    ------------
 End of period............................................................    $        72     $        54
                                                                              ============    ============

Supplemental disclosure:
Interest paid.............................................................    $         6     $         3

Noncash issuance of convertible notes at fair value
 associated with interest due on notes payable............................    $         -     $        24


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ($000'S, EXCEPT SHARE AND PER SHARE DATA)




1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options, warrants and conversion of notes payable. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Potentially dilutive securities excluded because of their anti-dilutive effect are approximately 6.8 million shares and 7.9 million shares at March 31, 2004 and March 31, 2003, respectively.

Pro forma disclosures required under SFAS 148 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                        3 Months Ended March 31,
                                                         2004             2003
                                                        --------        --------
Net income (loss), as reported......................... $  (177)        $   (39)

Add: Stock based employee compensation expense included
      in reported income, net of related tax...........      --              --

Deduct: Total stock-based employee compensation
        expenses determined under fair value based
        method for all awards, net of related tax
        effects........................................      --              (8)
                                                        --------        --------
Pro forma net income (loss)............................ $  (177)        $   (47)


Pro forma basic and diluted income (loss) per share:
  Basic - as reported.................................. $ (0.01)        $  0.00
  Basic - pro forma.................................... $ (0.01)        $  0.00
  Diluted - as reported................................ $ (0.01)        $  0.00
  Diluted - pro forma.................................. $ (0.01)        $  0.00


Compensation cost for the quarter ended March 31, 2004 and 2003 was calculated in accordance with the binomial model, using the following weighted average assumptions: (i) expected volatility of 123%; (ii) expected dividend yield of 0%; (iii) expected option term of 10 years; (iv) risk-free rates of return of 1.74% and (v) expected forfeiture rates of 40% for both periods.

2.   LIQUIDITY AND CREDIT FACILITY

On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $750, to replace our existing credit facility with Comerica Bank. Under the BFI agreement, available borrowings are up to 85% of accounts receivable, after reduction for ineligible accounts. The interest rate on outstanding balances is at prime plus 4% per annum, plus a monthly administrative fee of 0.50% per month calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company was at least $1 per month for the first six months, escalating to $2 per month for the remaining term of the agreement. The term of the agreement is stated to be two years and the two year term renews automatically unless terminated by the Company upon 30 days notice prior to the end of the term. However, BFI has the right to cancel the agreement at any time on 30 days' prior notice.

The Company's liquidity declined during the past quarter primarily as the result of the fall off of revenue from the Company's largest customer. The Company expects that the revenue from this customer will continue to decline through the end of the second quarter of this year. As a result, unless the Company experiences other improvements in its operating performance or is able to find sources of new capital, the Company expects that its net working capital will continue to decrease. Under present circumstances, the Company believes that its planned results from operations, when combined with the proceeds available from the BFI credit facility, will be adequate to fund its operations at least through the end of 2004. However, our operating results could be worse than we are expecting, or the BFI credit facility could be canceled. Under such circumstances, there can be no assurance that the Company would have sufficient cash available to meet our obligations as they come due in order to continue as a going concern.

On March 25, 2004, the Company retained the services of a financial advisory firm to help the Company explore its strategic alternatives. The Company paid an initial fee of $8 at the signing of the agreement and will also be responsible for making monthly payments of $8 starting on April 25, 2004 and continuing through July 25, 2004, which is the end of the initial period of the agreement. During the initial period, the Company may terminate this relationship by written notice and only be responsible for a prorata share of the monthly fee up until the date of termination.

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

4.   ACCRUED SALARIES AND OTHER EXPENSES

Accrued salaries and other expenses consist of the following:

                                                       March 31,    December 31,
                                                      ----------    ------------
                                                         2004            2003
                                                      ----------    ------------
  Accrued payroll and payroll taxes............       $     167     $       163
  Accrued professional fees....................              57              64
  Other accrued expenses.......................              89              93
                                                      ----------    ------------
      Total accrued expenses...................       $     313     $       320
                                                      ==========    ============


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

Corporate legacy liabilities consist of the following:

                                                       March 31,    December 31,
                                                      ----------    ------------
                                                         2004           2003
                                                      ----------    ------------
  Short-term:
  Promissory note..............................       $      11     $        --
                                                      ----------    ------------
      Total short-term ........................       $      11     $        --
                                                      ----------    ------------
  Long-term:
  Promissory note..............................       $      --     $        11
                                                      ----------    ------------
  Total long-term..............................       $      --     $        11
                                                      ----------    ------------

A promissory note was issued in conjunction with the Company's restructuring of the legacy liabilities. The note is an unsecured long-term note that accrues interest at 6.5% per annum. Principal and interest are due on January 3, 2005. As of March 31, 2004, the classification on this promissory note has been changed to short-term based on the maturity date of the promissory note.

6.   CONVERTIBLE NOTES PAYABLE, NET


Convertible notes payable, net consists of the following:

                                                       March 31,    December 31,
                                                      ----------    ------------
                                                         2004           2003
                                                      ----------    ------------
Series 1 Convertible Subordinated Promissory Notes... $   1,271     $     1,283
 Less fundraising and warrant costs:
  Fundraising costs, net of amortization.............         6              10
  Warrant costs associated with convertible notes,
   net of amortization                                       17              32
                                                      ----------    ------------
      Subtotal fundraising costs.....................        23              42
                                                      ----------    ------------
 Notes payable, net.................................. $   1,248     $     1,241
                                                      ==========    ============
 Convertible notes payable - short-term               $      25     $        38
                                                      ==========    ============
 Convertible notes payable - long-term                $   1,223     $     1,203
                                                      ----------    ------------

On July 26, 2001, the Company completed a private placement through the issuance of approximately $1,100 of Series 1 Convertible Subordinated Promissory Notes (the "Notes") with warrants to a group of investors, including members of BrightStar's senior management. The Notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. The Notes are entitled to simple interest calculated at a rate per annum equal to 8%. The Company had the option to pay interest for the first year from the date of the Notes (subsequently extended for another year during the second quarter of 2002) by issuing additional Notes (the "PIK Notes") and warrants with the same terms as above. The Company elected to pay the interest due on the Notes from inception through June 30, 2003 by issuing PIK Notes totaling $182 and warrants totaling 118,867. In October 2003, the Company started paying in cash the quarterly interest due on the Notes and PIK Notes.

The Notes and the PIK Notes were originally due and payable on July 1, 2004. The holders representing more than 75% of the aggregate principal amount of the Notes and PIK Notes, however, agreed to amend the Notes and PIK Notes, effective October 24, 2003, to extend their due date to December 31, 2005. As consideration for this amendment the Company agreed to a partial pay down schedule for the PIK Notes, commencing January 2004. The Company agreed to pay in cash each quarter an amount equal to 50% of the interest then due on the Notes and PIK Notes and the amounts so paid will be applied sequentially to retire the PIK Notes in the order issued until December 31, 2005.

7.   INCOME TAXES

As a result of historical losses, the Company has recorded a valuation allowance to offset all of its net deferred tax assets recorded at March 31, 2004. The valuation allowance, which was approximately $10,900 as of December 31, 2003, relates to deferred tax assets established for net operating loss carryforwards generated through March 31, 2004 and other temporary differences. The Company does not expect to recognize tax benefits on prior or future losses or other temporary differences until such time that it is more likely than not that tax benefits will be realized by the Company. At December 31, 2003, the Company had a net operating loss carryforward of approximately $15,600 for federal income tax purposes, which will expire in years 2018 through 2023.

8.   NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                   Three months ended
                                                                                 March 31,     March 31,
                                                                                   2004          2003
                                                                               ------------  ------------
   Numerator:
   Income (loss) from operations.............................................. $      (124)  $       (26)
                                                                               ============  ============
   Net income (loss).......................................................... $      (177)  $       (39)
                                                                               ============  ============

   Numerator for basic earnings per share - income (loss)
    available to common stockholders..........................................        (177)          (39)
                                                                               ============  ============
   Effect of dilutive securities:
   Series 1 Convertible Subordinated Promissory Notes (1).....................          --            --
   Numerator for diluted earnings per share - income
    available to common stockholders after assumed conversions...              $      (177)  $       (39)
                                                                               ============  ============

   Denominator:
   Denominator for basic earnings per share - weighted average shares           15,287,346    15,284,288

   Effect of dilutive securities:
   Series 1 Convertible Subordinated Promissory Notes (1).....................          --            --
   Employee stock options (2).................................................          --            --
   Common stock warrants (3)..................................................          --            --
                                                                               ------------  ------------
   Denominator for diluted earnings per share - adjusted weighted-
    average shares and assumed conversions....................................  15,287,346    15,284,288
                                                                               ------------  ------------

(1) Diluted EPS for the three-month period ended March 31, 2004 excludes "as converted" treatment of the Series 1 Convertible Subordinated Promissory Notes as their inclusion would be anti-dilutive. The Notes are convertible at a price of $0.23 per share into approximately 5.5 million common shares.

(2) Diluted EPS for the three-month period ended March 31, 2004 excludes the effect of approximately 1.4 million employee stock options as their inclusion would be anti-dilutive. Of the 1.4 million employee stock options, approximately 1.2 million were in-the-money as of March 31, 2004.

(3) Diluted EPS for the three-month period ended March 31, 2004 excludes the effect of approximately 1.3 million common stock warrants as their inclusion would be anti-dilutive. Of the 1.3 million common stock warrants, approximately 0.2 million were in-the-money as of March 31, 2004.

9.   LITIGATION

The Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation will not have a material adverse effect on the Company's financial condition.

10.  SIGNIFICANT CUSTOMERS

For the first quarter of 2004, the Company had a single customer that accounted for approximately 70% of total revenue. This customer also accounted for approximately 58% of the Company's total outstanding accounts receivable balance as of March 31, 2004.

For the first quarter of 2003, the Company had a single customer that accounted for approximately 60% of total revenue. This customer also accounted for approximately 38% of the Company's total outstanding accounts receivable balance as of March 31, 2003.

During the first quarter of 2004, the Company's largest customer informed the Company that the services of our consultants representing approximately 57% of our revenues from this customer in 2003 would be eliminated during the period March through May of 2004 as a result of project completions and cost pressure from the federal government. Management considered the impact of this reduction and whether it could give rise to the Company's ability to continue its operations for a reasonable period of time, and whether the going concern basis of accounting continued to be appropriate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BrightStar Information Technology Group, Inc. ("BrightStar" or "the Company") provides information technology ("IT") services for its customers. We help organizations maximize their competitive advantage through the implementation and/or support of leading edge enterprise level applications from SAP, PeopleSoft and Actuate and the maintenance of legacy application software by focusing primarily on serving clients in the healthcare and government markets. BrightStar had approximately 28 employees and full-time contractors at April 30, 2004 and has its headquarters in the San Francisco Bay Area with field offices in Addison, Texas, and Quincy, Massachusetts.

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

Income taxes -- The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, the Company has recorded a valuation allowance for deferred taxes as of March 31, 2004. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made.

RESULTS OF OPERATIONS

Revenue for the first quarter ended March 31, 2004 decreased from $1.4 million to $1.2 million or 14% compared to the first quarter ended March 31, 2003 as a result of a reduction in the demand for our services.

Gross profit as a percentage of revenue for the first quarter ended March 31, 2004 decreased from 29% to 28% compared to first quarter ended March 31, 2003 as a result of consultant cost increases, which were not passed on to our customers and a change in the mix of services provided to our clients.

LIQUIDITY AND CAPITAL RESOURCES

On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $0.75 million, to replace our existing credit facility with Comerica Bank. Under the BFI agreement, available borrowings are up to 85% of accounts receivable, after reduction for ineligible accounts. The interest rate on outstanding balances is at prime plus 4% per annum, plus a monthly administrative fee of 0.50% per month calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company was at least $1,000 per month for the first six months, escalating to $2,375 per month for the remaining term of the agreement. The term of the agreement is stated to be two years and the two year term renews automatically unless terminated by the Company upon 30 days notice prior to the end of the term. However, BFI has the right to cancel the agreement at any time on 30 days' prior notice.

The Company's liquidity declined during the past quarter primarily as the result of the fall off of revenue from the Company's largest customer. The Company expects that the revenue from this customer will continue to decline through the end of the second quarter of this year. As a result, unless the Company experiences other improvements in its operating performance or is able to find sources of new capital, the Company expects that its net working capital will continue to decrease. Under present circumstances, the Company believes that its planned results from operations, when combined with the proceeds available from the BFI credit facility, will be adequate to fund its operations at least through the end of 2004. However, our operating results could be worse than we are expecting, or the BFI credit facility could be canceled. Under such circumstances, there can be no assurance that the Company would have sufficient cash available to meet our obligations as they come due in order to continue as a going concern.

On March 25, 2004, the Company retained the services of a financial advisory firm to help the Company explore its strategic alternatives. The Company paid an initial fee of $7,500 at the signing of the agreement and will also be responsible for making monthly payments of $7,500 starting on April 25, 2004 and continuing through July 25, 2004, which is the end of the initial period of the agreement. During the initial period, the Company may terminate this relationship by written notice and only be responsible for a prorata share of the monthly fee up until the date of termination.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for more details.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15e and 15d-15e) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 13d-15.

(b) Changes in internal controls. During our last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. Legal proceedings

There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for more details.


ITEM 6. Exhibits and reports on Form 8-K

     (a) Exhibits

     31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1360.

     32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1360.

     (b) Reports on Form 8K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                   BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: May 13, 2004.               BY: /s/ Joseph A. Wagda
                                      -----------------------------------------
                                      Joseph A. Wagda
                                      Chairman and Chief Executive Officer

                                  BY: /s/ Paul C. Kosturos
                                      -----------------------------------------
                                      Paul C. Kosturos
                                      Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 -       Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1360

 32.2 -       Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1360