Form 10-Q
period 2004-06-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2004-08-03
CIK 1050025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 OR

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

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at July 30, 2004 was 15,287,968.


                 The Exhibit Index is located on page 14 hereof.

                      PART 1, ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         ($000'S, EXCEPT PER SHARE DATA)


                                                       JUNE 30,     DECEMBER 31,
                                                         2004           2003
                                                     ------------   ------------
                       ASSETS
Current assets:
 Cash                                                $        27    $       125
 Trade accounts receivable, net of allowance
   for doubtful accounts of $30                              353            537
 Unbilled revenue                                             54             40
 Prepaid expenses and other                                   78            117
                                                     ------------   ------------
   Total current assets                                      512            819
 Property and equipment                                      446            437
   Less - accumulated depreciation                          (398)          (389)
                                                     ------------   ------------
   Property and equipment, net                                48             48
 Goodwill                                                  1,748          1,748
                                                     ------------   ------------
   Total assets                                      $     2,308    $     2,615
                                                     ============   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Line of credit                                      $        70    $         -
 Accounts payable                                             40             81
 Accrued salaries and other expenses                         344            320
 Notes payable, short-term                                    11              -
 Convertible notes payable, short-term                        50             38
                                                     ------------   ------------
   Total current liabilities                                 515            439
 Convertible notes payable, net                            1,207          1,203
 Corporate legacy liabilities                                  -             11
 Other liabilities                                             -              2
 Commitments and contingencies                                 -              -
Stockholders' equity:
 Common stock, $0.001 par value; 72,000,000 shares
  authorized; 15,287,968 and 15,286,788 (excluding
  255,000 shares held in treasury) shares issued
  and outstanding in 2004 and 2003, respectively              16             16
 Additional paid-in capital                               99,925         99,925
 Unearned compensation                                        (4)           (11)
 Treasury stock                                             (118)          (118)
 Accumulated deficit                                     (99,233)       (98,852)
                                                     ------------   ------------
   Total stockholders' equity                                586            960
                                                     ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     2,308    $     2,615
                                                     ============   ============

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   --------------------------------------------------
                                                    JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                      2004         2003         2004         2003
                                                   -----------  -----------  -----------  -----------
Revenue                                            $      842   $    1,434   $    2,037   $    2,844
Cost of revenue                                           601        1,016        1,456        2,018
                                                   -----------  -----------  -----------  -----------
Gross profit                                              241          418          581          826

Operating expenses:
  Selling, general and administrative                     387          373          847          795
  Depreciation and amortization                             5            6            9           18
                                                   -----------  -----------  -----------  -----------
     Total operating expenses                             392          379          856          813

Income (loss) from operations                            (151)          39         (275)          13

  Other income                                              -            9            -           44
  Interest expense, net                                   (53)         (49)        (106)         (97)
                                                   -----------  -----------  -----------  -----------
Income (loss) before tax provision                       (204)          (1)        (381)         (40)
  Income tax provision                                      -            -            -            -
                                                   -----------  -----------  -----------  -----------
Net income (loss)                                  $     (204)  $       (1)  $     (381)  $      (40)
                                                   ===========  ===========  ===========  ===========

Net income (loss) per share:
  basic and diluted                                $    (0.01)  $    (0.00)  $    (0.02)  $    (0.00)

Average shares outstanding: basic and diluted      15,287,968   15,284,288   15,287,689   15,284,288
                                                   -----------  -----------  -----------  -----------




See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         ($000'S, EXCEPT PER SHARE DATA)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004


                                         Common Stock             Additional
                                 -----------------------------     Paid-In-        Unearned
                                    Shares          Amount         Capital       Compensation
                                 -------------   -------------   -------------   -------------
Balance, December 31, 2003         15,286,788    $         16    $     99,925    $        (11)
Variable stock options                      -               -               -               -
Warrants issued with
 convertible notes                          -               -               -               -
Exercise of stock options               1,180               -               -               -
Amortization of unearned
 compensation                               -               -               -               7
Net loss                                    -               -               -               -
                                 -------------   -------------   -------------   -------------
Balance, June 30, 2004             15,287,968    $         16    $     99,925    $         (4)
                                 =============   =============   =============   =============

                                                                     Total
                                   Treasury       Accumulated    Stockholders'   Comprehensive
                                     Stock          Deficit         Equity           Loss
                                 -------------   -------------   -------------   -------------
Balance, December 31, 2003       $       (118)   $    (98,852)   $        960               -
Variable stock options                      -               -               -               -
Warrants issued with
 convertible notes                          -               -               -               -
Exercise of stock options                   -               -               -               -
Amortization of unearned
 compensation                               -               -               7               -
Net loss                                    -            (381)           (381)   $       (374)
                                 -------------   -------------   -------------   -------------
Balance, June 30, 2004           $       (118)   $    (99,233)   $        586    $       (374)
                                 =============   =============   =============   =============


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                         SIX MONTHS ENDED
                                                   -----------------------------
                                                      JUNE 30,        JUNE 30,
                                                        2004            2003
                                                   -------------   -------------

Operating activities:
 Net loss                                          $       (381)   $        (40)
 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
 Depreciation and amortization                               50              59
 Change in allowance for doubtful accounts                    -              99
 Compensation expense on issuance of common
  stock options and warrants                                  7              22
 Non cash gains on settlement of liabilities                  -             (35)
 Changes in operating assets and liabilities
  Trade accounts receivable                                 184             (87)
  Unbilled revenue                                          (14)             38
  Prepaid expenses and other assets                          39             (43)
  Accounts payable                                          (41)            (24)
  Accrued salaries and other expenses                        24             (81)
  Corporate legacy liabilities                                -             (59)
                                                   -------------   -------------
  Net cash provided (used) by operating activities         (132)           (151)

Investing activities:
 Capital expenditures                                        (9)             (2)
                                                   -------------   -------------
  Net cash used in investing activities                      (9)             (2)

Financing activities:
 Net borrowings under line of credit                         70              40
 Repayments of convertible notes payable                    (27)              -
                                                   -------------   -------------
  Net cash provided (used) by financing activities           43              40

Net increase (decrease) in cash                             (98)           (113)

Cash:
 Beginning of period                                        125             160
                                                   -------------   -------------
 End of period                                     $         27    $         47
                                                   =============   =============

Supplemental disclosure:
Interest paid                                      $         65    $          6

Noncash issuance of convertible notes at fair value
 associated with interest due on notes payable     $          -    $         49



See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ($000'S, EXCEPT SHARE AND PER SHARE DATA)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options, warrants and conversion of notes payable. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Potentially dilutive securities excluded because of their anti-dilutive effect are approximately 6.8 million shares and 8.0 million shares at June 30, 2004 and June 30, 2003, respectively.

Pro forma disclosures required under SFAS 148 are presented below. The pro forma compensation cost may not be representative of that expected in future years.


                                                              3 Months Ended June 30,         6 Months Ended June 30,
                                                                2004            2003            2004            2003
                                                                ----            ----            ----            ----
Net income (loss), as reported                              $     (204)     $       (1)     $     (381)     $      (40)
Add: Stock based employee compensation expense included
 in reported income, net of related tax                             --              --              --              --
Deduct: Total stock-based employee compensation expense
 determined under fair value based method for all awards,
 net of related tax effects                                         --              (8)             --             (16)
                                                            -----------     -----------     -----------     -----------
Pro forma net income (loss)                                 $     (204)     $       (9)     $     (381)     $      (56)
                                                            ===========     ===========     ===========     ===========
Pro forma basic and diluted income (loss) per share:
   Basic - as reported                                      $    (0.01)     $    (0.00)     $    (0.02)     $    (0.00)
   Basic - pro forma                                        $    (0.01)     $    (0.00)     $    (0.02)     $    (0.00)
   Diluted - as reported                                    $    (0.01)     $    (0.00)     $    (0.02)     $    (0.00)
   Diluted - pro forma                                      $    (0.01)     $    (0.00)     $    (0.02)     $    (0.00)


Compensation cost for the quarter ended June 30, 2004 and 2003 was calculated in accordance with the binomial model, using the following weighted average assumptions: (i) expected volatility of 123%; (ii) expected dividend yield of 0%; (iii) expected option term of 10 years; (iv) risk-free rates of return of 1.74% and (v) expected forfeiture rates of 40% for both periods.

2.   LIQUIDITY AND CREDIT FACILITY

On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $750 to replace our existing credit facility with Comerica Bank. Under the BFI agreement, available borrowings are up to 85% of accounts receivable, after reduction for ineligible accounts. The interest rate on outstanding balances is at prime plus 4% per annum, plus a monthly administrative fee of 0.50% per month calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company was at least $1 per month for the first six months, escalating to $2 per month for the remaining term of the agreement. The term of the agreement is stated to be two years and the two year term renews automatically unless terminated by the Company upon 30 days notice prior to the end of the term. However, BFI has the right to cancel the agreement at any time on 30 days' prior notice.

The Company's liquidity declined during the past quarter primarily as the result of the decline of revenue from the Company's largest customer. As a result, unless the Company experiences other improvements in its operating performance or is able to find sources of new capital, the Company expects that its net working capital will continue to decrease. Under present circumstances, the Company believes that its planned results from operations, when combined with the proceeds available from the BFI credit facility, will be adequate to fund its operations at least through the end of 2004. However, our operating results could be worse than we are expecting, or the BFI credit facility could be canceled. Under such circumstances, there can be no assurance that the Company would have sufficient cash available to meet our obligations as they come due in order to continue as a going concern.

On March 25, 2004, the Company retained the services of a financial advisory firm to help the Company explore its strategic alternatives. The Company paid an initial fee of $8 at the signing of the agreement and paid monthly payments of $8 up through June 25, 2004, when the Company terminated the relationship. However, the Company is continuing to explore its strategic alternatives.

3.   ACCOUNTS RECEIVABLE

The majority of the Company's accounts receivables are due from mid-market and public sector clients. Credit is extended based on an evaluation of the customers' financial condition and, generally, collateral is not required. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. The estimated losses are based on the aging of our receivable balances, a review of significant past due accounts and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

4.   ACCRUED SALARIES AND OTHER EXPENSES

Accrued salaries and other expenses consist of the following:

                                                         June 30,   December 31,
                                                         --------   ------------
                                                           2004        2003
                                                           ----        ----
         Accrued payroll and payroll taxes               $   141     $   163
         Accrued professional fees                            60          64
         Other accrued expenses                              143          93
                                                         --------    --------
               Total accrued expenses                    $   344     $   320
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

Corporate legacy liabilities consist of the following:

                                                         June 30,   December 31,
                                                         --------   ------------
                                                           2004        2003
                                                           ----        ----
         Short-term:
         Promissory note                                 $    11     $    --
                                                         --------    --------
            Total short-term                             $    11     $    --
                                                         --------    --------

         Long-term:
         Promissory note                                 $    --     $    11
                                                         --------    --------
         Total long-term                                 $    --     $    11
                                                         --------    --------


A promissory note was issued in conjunction with the Company's restructuring of the legacy liabilities. The note is an unsecured long-term note that accrues interest at 6.5% per annum. Principal and interest are due on January 3, 2005.

6.   CONVERTIBLE NOTES PAYABLE, NET


Convertible notes payable, net consists of the following:

                                                         June 30,   December 31,
                                                         --------   ------------
                                                           2004        2003
                                                           ----        ----
     Series 1 Convertible Subordinated Promissory Notes  $ 1,258     $ 1,283
     Less fundraising and warrant costs:
       Fundraising costs, net of amortization                  1          10
       Warrant costs associated with convertible notes,
        net of amortization                                   --          32
                                                         --------    --------
           Subtotal fundraising costs                          1          42
                                                         --------    --------
     Notes payable, net                                  $ 1,257     $ 1,241
                                                         ========    ========

     Convertible notes payable - short-term              $    50     $    38
                                                         --------    --------
     Convertible notes payable - long-term               $ 1,207     $ 1,203
                                                         --------    --------

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

The holders representing more than 75% of the aggregate principal amount of the Notes and PIK Notes have agreed to an amendment which extends to December 31, 2005 the due date of the amount otherwise currently payable with respect to the period ended June 30, 2004.

7.   INCOME TAXES

As a result of historical losses, the Company has recorded a valuation allowance to offset all of its net deferred tax assets recorded at June 30, 2004. The valuation allowance, which was approximately $10,900 as of December 31, 2003, relates to deferred tax assets established for net operating loss carryforwards generated through June 30, 2004 and other temporary differences. The Company does not expect to recognize tax benefits on prior or future losses or other temporary differences until such time that it is more likely than not that tax benefits will be realized by the Company. At December 31, 2003, the Company had a net operating loss carryforward of approximately $15,600 for federal income tax purposes, which will expire in years 2018 through 2023.

8.   NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three months ended               Six months ended
                                                              June 30,        June 30,        June 30,        June 30,
                                                                2004            2003            2004            2003
                                                                ----            ----            ----            ----
     Numerator:
     Income (loss) before cumulative effect of change in
      accounting principle                                  $       (1)     $       (1)     $     (381)     $      (40)
                                                            ===========     ===========     ===========     ===========
     Net income (loss)                                      $       (1)     $       (1)     $     (381)     $      (40)
                                                            ===========     ===========     ===========     ===========

     Numerator for basic earnings per share - income
      (loss) available to common stockholders                       (1)             (1)           (381)            (40)
     Effect of dilutive securities:
     Series 1 Convertible Subordinated Promissory Notes (1)         --              --              --              --
                                                            -----------     -----------     -----------     -----------
     Numerator for diluted earnings per share - income
      available to common stockholders after assumed
      conversions                                           $       (1)     $       (1)     $     (381)     $      (40)
                                                            ===========     ===========     ===========     ===========

     Denominator:
     Denominator for basic earnings per share - weighted
      average shares                                        15,287,968      15,284,288      15,287,689      15,284,288
     Effect of dilutive securities:
     Series 1 Convertible Subordinated Promissory Notes (1)         --              --              --              --
     Employee stock options (2)                                     --           1,965              --           1,965
     Common stock warrants (3)                                      --              --              --              --
                                                            -----------     -----------     -----------     -----------
     Denominator for diluted earnings per share - adjusted
      weighted-average shares and assumed conversions       15,287,968      15,286,253      15,287,689      15,286,253
                                                            -----------     -----------     -----------     -----------

(1) Diluted EPS for the six-month period ended June 30, 2004 excludes "as converted" treatment of the Series 1 Convertible Subordinated Promissory
     Notes as their inclusion would be anti-dilutive. The Notes are convertible at a price of $0.23 per share into approximately 5.5 million common shares.

(2) Diluted EPS for the six-month period ended June 30, 2004 excludes the effect of approximately 1.4 million employee stock options as their inclusion would be anti-dilutive. Of the 1.2 million employee stock options, approximately zero were in-the-money as of June 30, 2004.

(3) Diluted EPS for the six-month period ended June 30, 2004 excludes the effect of approximately 0.5 million common stock warrants as their inclusion would be anti-dilutive. Of the 0.5 million common stock warrants, approximately 0.2 million were in-the-money as of June 30, 2004.

9.   LITIGATION

The Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation will not have a material adverse effect on the Company's financial condition.

10.  SIGNIFICANT CUSTOMERS

For the second quarter of 2004, the Company had two customers that accounted for approximately 55% and 17% of total revenue, respectively. These customers also accounted for approximately 24% and 34%, respectively, of the Company's total outstanding accounts receivable balance as of June 30, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BrightStar Information Technology Group, Inc. ("BrightStar" or "the Company") provides information technology ("IT") services for its customers. We help organizations maximize their competitive advantage through the implementation and/or support of leading edge enterprise level applications from SAP and Actuate and the maintenance of legacy application software by focusing primarily on serving clients in the healthcare and government markets. BrightStar had approximately 20 employees and full-time contractors at July 21, 2004 and has its headquarters in the San Francisco Bay Area with a field office in Addison, Texas.

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

Revenue recognition -- The Company provides services to customers for fees that are based on time and materials or, occasionally, fixed fee contracts. Revenue for fixed fee contracts is recognized ratably over the contract term based on the percentage-of-completion method. Costs incurred to date as a percentage of total estimated costs are used to determine the percentage of the contract that has been completed throughout the contract life. Costs reimbursed by its customers are included in revenue for the periods in which costs are incurred.

Goodwill -- Goodwill is the cost in excess of amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill recorded in 1998 in conjunction with the organization of the Company is no longer being amortized due to the Company adopting Statement of Financials Accounting Standards (SFAS) No. 142 as of January 1, 2002.

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

RESULTS OF OPERATIONS

Revenue for the second quarter and first half of 2004 decreased from $1.4 million to $0.8 million and from $2.8 million to $2.0 million or 43% and 29%, respectively, compared to the second quarter and first half of 2003 as a result of a continued reduction in the demand for enterprise software consulting services. The 2004 second quarter revenues were approximately 30% lower than the prior sequential quarter ended March 31, 2004.

Gross profit as a percentage of revenue for the second quarter and first half of 2004 remained consistent at 29% compared to second quarter and first half of 2003. The 2004 second quarter gross profit as a percentage of revenue was approximately even with that of the prior sequential quarter ended March 31, 2004.

Total assets decreased $0.3 million from $2.6 million to $2.3 million for the first six months of 2004 primarily due to the decreases in Accounts Receivable and Cash. These decreases are attributable to the decrease in revenues that the Company experienced in 2004 and the resulting losses caused by the reduction of revenues.

The Company's selling, general and administrative expenses increased somewhat for the second quarter and first six months of 2004 compared with the same periods in 2003 principally due to increased overhead costs and executive travel expenses.

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

The Company's liquidity declined during the past quarter primarily as the result of the fall off of revenue from the Company's largest customer. The Company expects that the revenue from this customer will stabilize through the end of this year. As a result, unless the Company experiences other improvements in its operating performance or is able to find sources of new capital, the Company expects that its net working capital will continue to decrease. Under present circumstances, the Company believes that its planned results from operations, when combined with the proceeds available from the BFI credit facility, will be adequate to fund its operations at least through the end of 2004. However, our operating results could be worse than we are expecting, or the BFI credit facility could be canceled. Under such circumstances, there can be no assurance that the Company would have sufficient cash available to meet our obligations as they come due in order to continue as a going concern.

On March 25, 2004, the Company retained the services of a financial advisory firm to help the Company explore its strategic alternatives. The Company paid an initial fee of $7,500 at the signing of the agreement and paid monthly payments of $7,500 up through June 25, 2004 when the Company terminated the relationship. However, the Company is continuing to explore its strategic alternatives.

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

ITEM 5.  Other Information

Effective August 4, 2004, Paul C. Kosturos, the Company's current Chief Financial Officer, is resigning as an officer of the Company because he has accepted another position. Joseph A. Wagda, the Company's Chairman and Chief Executive Officer, will assume the additional duty of Interim Chief Financial Officer. Effective with the close of business on June 30, 2004, Wendy Bryant succeeded Mr. Kosturos as Corporate Secretary.


ITEM 6.  Exhibits and reports on Form 8-K

    (a) Exhibits

    31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C.
Section 1350.

    32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C.
Section 1350.

    (b) Reports on Form 8K

          None

                                 SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: August 3, 2004.             BY: /s/ Joseph A. Wagda
                                      -----------------------------------------
                                      Joseph A. Wagda
                                      Chairman and Chief Executive Officer

                                  BY: /s/ Paul C. Kosturos
                                      ------------------------------------------
                                      Paul C. Kosturos
                                      Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER            DESCRIPTION
     -------           -----------

      31.1 -           Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 -           Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

      32.2 - Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350