Form 10-Q
period 2004-09-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2004-11-16
CIK 1050025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________
    TO __________

                        COMMISSION FILE NUMBER: 000-23889

                                 ---------------

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

           DELAWARE                                   76-0553110
--------------------------------               -----------------------
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

    The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 1, 2004 was 15,287,968.


                 The Exhibit Index is located on page 14 hereof.

                      PART 1, ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         ($000'S, EXCEPT PER SHARE DATA)


                                                                           September 30,  December 31,
                                                                               2004          2003
                                                                             ---------     -------
                               ASSETS
  Current assets:
      Cash ................................................................   $     19    $    125
      Trade accounts receivable, net of allowance
        for doubtful accounts of $30 ......................................        452         537
      Unbilled revenue ....................................................         32          40
      Prepaid expenses and other ..........................................         70         117
                                                                              --------    --------
        Total current assets ..............................................        573         819
      Property and equipment ..............................................        446         437
        Less - accumulated depreciation ...................................       (403)       (389)
                                                                              --------    --------
        Property and equipment, net .......................................         43          48
      Goodwill ............................................................      1,748       1,748
                                                                              --------    --------
        Total assets ......................................................   $  2,364    $  2,615
                                                                              ========    ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Line of credit ......................................................   $    220    $     --
      Accounts payable ....................................................         75          81
      Accrued salaries and other expenses .................................        314         320
      Deferred revenue ....................................................         --          --
      Corporate legacy liabilities ........................................         11          --
      Convertible notes payable, short-term ...............................         --          38
                                                                              --------    --------
        Total current liabilities .........................................        620         439
      Convertible notes payable, net ......................................      1,258       1,203
      Corporate legacy liabilities ........................................         --          11
      Other liabilities ...................................................         50           2
      Commitments and contingencies .......................................         --          --
  Stockholders' equity:
      Common stock, $0.001 par value; 72,000,000 shares authorized;
      15,287,968 and 15,286,788 (excluding 255,000 shares held in treasury)
      shares issued and outstanding in 2004 and 2003, respectively ........         16          16
      Additional paid-in capital ..........................................     99,925      99,925
      Unearned compensation ...............................................         (2)        (11)
      Treasury stock ......................................................       (118)       (118)
      Accumulated deficit .................................................    (99,385)    (98,852)
                                                                              --------    --------
        Total stockholders' equity ........................................        436         960
                                                                              --------    --------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $  2,364    $  2,615
                                                                              ========    ========

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)


                                                            Three Months Ended                   Nine Months Ended
                                                                September 30,                       September 30,
                                                    --------------------------------       ------------------------------
                                                         2004               2003              2004                2003
                                                    --------------      ------------       ------------       ------------
         Revenue ..............................      $        781       $      1,586       $      2,818       $      4,430
         Cost of revenue ......................               576              1,120              2,032              3,138
                                                     ------------       ------------       ------------       ------------
         Gross profit .........................               205                466                786              1,292

         Operating expenses:
            Selling, general and administrative               318                425              1,165              1,220
            Depreciation and amortization .....                 5                  5                 14                 23
                                                     ------------       ------------       ------------       ------------
              Total operating expenses ........               323                430              1,179              1,243

         Income (loss) from operations ........              (118)                36               (393)                49

            Other income ......................              --                 --                  --                  44
            Interest expense, net .............               (34)               (53)              (140)              (150)
                                                     ------------       ------------       ------------       ------------
         Loss before tax provision ............              (152)               (17)              (533)               (57)
            Income tax provision ..............              --                 --
                                                     ------------       ------------       ------------       ------------
         Net loss .............................      $       (152)      $        (17)      $       (533)      $        (57)
                                                     ============       ============       ============       ============
         Net loss per share: basic and diluted
              Net loss per share ..............      $      (0.01)      $      (0.00)      $      (0.03)      $      (0.00)
                                                     ============       ============       ============       ============
         Average shares outstanding:
            basic and diluted .................        15,287,968         15,284,668         15,287,968         15,284,416
                                                     ------------       ------------       ------------       ------------


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         ($000'S, EXCEPT PER SHARE DATA)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                            Common Stock
                                                   -------------------------------        Additional          Unearned
                                                      Shares             Amount        Paid-In-Capital      Compensation
                                                   ------------       ------------     ----------------     ------------
       Balance, December 31, 2003 ..........         15,286,788       $         16       $     99,925       $        (11)
       Variable stock options ...............                --                 --                 --
       Warrants issued with convertible notes                --                 --                 --                 --
       Exercise of stock options ............             1,180                 --                 --                 --
       Amortization of unearned compensation                 --                 --                 --                  9
       Net loss .............................                --                 --                 --                 --
                                                   ------------       ------------       ------------       ------------
       Balance, September 30, 2004 ..........        15,287,968       $         16       $     99,925       $         (2)
                                                   ============       ============       ============       ============
                                                                                            Total
                                                     Treasury          Accumulated       Stockholders'     Comprehensive
                                                      Stock              Deficit            Equity              Loss
                                                   ------------       ------------       ------------       ------------
       Balance, December 31, 2003 ...........      $       (118)      $    (98,852)      $        960
       Variable stock options ...............              --                 --                  --
       Warrants issued with convertible notes              --                 --                  --
       Exercise of stock options ............              --                 --                  --
       Amortization of unearned compensation               --                 --                    9
       Net loss .............................              --                 (533)              (533)      $       (177)
                                                   ------------       ------------       ------------       ------------
       Balance, September 30, 2004 ..........      $       (118)      $    (99,385)      $        436       $       (177)
                                                   ============       ============       ============       ============


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                 Nine Months Ended
                                                           -----------------------------
                                                            September 30, September 30,
                                                                2004        2003
                                                              -------     --------
  Operating activities:
     Net loss ..........................................      $(533)      $ (57)
     Adjustments to reconcile net loss to net
        cash provided (used) by operating activities:
     Depreciation and amortization .....................         57          85
     Change in allowance for doubtful accounts .........       --           102
     Non cash compensation expense on issuance of
        common stock options and warrants ..............       --            49
     Expense of issuances of stock and warrants ........          9
     Non cash gains on settlement of liabilities .......       --           (35)
     Changes in operating assets and liabilities
        Trade accounts receivable ......................         85        (130)
        Unbilled revenue ...............................          8          (3)
        Prepaid expenses and other assets ..............         47          11
        Accounts payable ...............................         (6)        (26)
        Accrued salaries and other expenses ............         42         (48)
        Deferred revenue ...............................       --            25
        Corporate legacy liabilities ...................       --           (59)
                                                              -----       -----
        Net cash provided (used) by operating activities       (291)        (86)

  Investing activities:
     Capital expenditures ..............................         (9)         (2)
                                                              -----       -----
        Net cash used in investing activities ..........         (9)         (2)

  Financing activities:
     Net borrowings (payments) under line of credit ....        220          19
     Repayments of convertible notes payable ...........        (26)       --
                                                              -----       -----
        Net cash provided (used) by financing activities        194          19

  Net increase (decrease) in cash ......................       (106)        (69)

  Cash:
     Beginning of period ...............................        125         160
                                                              -----       -----
     End of period .....................................      $  19       $  91
                                                              =====       =====
  Supplemental disclosure:
  Interest paid ........................................      $  72       $  13

  Noncash issuance of convertible notes at fair value
     associated with interest due on notes payable .....                  $  74



See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ($000'S, EXCEPT SHARE AND PER SHARE DATA)

    1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For additional information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

    Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options, warrants and conversion of notes payable. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Potentially dilutive securities excluded because of their anti-dilutive effect are approximately 7.9 million shares and 6.5 million shares at September 30, 2004 and September 30, 2003, respectively.

    Pro forma disclosures required under SFAS 148 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                                                3 Months Ended          9 Months Ended
                                                                                 September 30,           September  30,
                                                                               2004        2003         2004         2003
                                                                              ------     --------     --------     --------
        Net income (loss), as reported .................................      $ (152)    $    (17)$       (533)    $    (57)
         Add: Stock based employee compensation expense included in
                   reported income, net of related tax .................         --             --          --           --
        Deduct: Total stock-based employee compensation expense
                        determined under fair value based method for all
                        awards, net of related tax effects .............         --            (8)        --            (23)
                                                                              ------     --------     --------       ------
        Pro forma net income (loss) ....................................      $ (152)    $    (25)    $   (533)    $    (80)
                                                                              ======     =========    ========       ======
        Pro forma basic and diluted income (loss) per share:
           Basic - as reported .........................................      $ (0.0)    $   (0.00)   $   (0.0)    $   (0.00)
           Basic - pro forma ...........................................      $ (0.0)    $   (0.00)   $   (0.0)    $   (0.00)
           Diluted - as reported .......................................      $ (0.0)    $   (0.00)   $   (0.0)    $   (0.00)
           Diluted - pro forma .........................................      $ (0.0)    $   (0.00)   $   (0.0)    $   (0.00)

    Compensation cost for the quarter ended September 30, 2004 and 2003 was calculated in accordance with the binomial model, using the following weighted average assumptions: (i) expected volatility of 123%; (ii) expected dividend yield of 0%; (iii) expected option term of 10 years; (iv) risk-free rates of return of 1.74%; and (v) expected forfeiture rates of 40% for both periods.

    2. LIQUIDITY AND CREDIT FACILITY

    On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $750, to replace our existing credit facility with Comerica Bank. Under the BFI agreement, available borrowings are up to 85% of accounts receivable, after reduction for ineligible accounts. Borrowings are secured on a senior basis by substantially all of the assets of the Company and its operating subsidiaries. The interest rate on outstanding balances is at prime plus 4% per annum, plus a monthly administrative fee of 0.50% per month calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company was at least $1 per month for the first six months, escalating to $2 per month for the remaining term of the agreement. The term of the agreement is stated to be two years and the two year term renews automatically unless terminated by the Company upon 30 days notice prior to the end of the term. However, BFI has the right to cancel the agreement at any time on 30 days' prior notice.

    The Company's liquidity declined during the past quarter primarily as the result of the fall off of revenue from the Company's largest customer. The Company expects that the revenue level from this customer through the end of this year will be similar to the revenue level realized in the past quarter. However, as a result of our current general and administrative expense level, unless the Company experiences other improvements in its operating performance or is able to find sources of new capital, the Company expects that its net working capital will continue to decrease. Under present circumstances, the Company believes that its planned results from operations, when combined with the proceeds available from the BFI credit facility, will be adequate to fund its operations at least through the end of March 2005. However, our operating results could be worse than we are expecting, or the BFI credit facility could be canceled. Under such circumstances, there can be no assurance that the Company would have sufficient cash available to meet our obligations as they come due in order to continue as a going concern. Furthermore, even without the occurrence of such circumstances, there is substantial doubt about our ability to continue as a going concern after March 31, 2005 without a strategic transaction or
    (i) additional forbearance by the holders of the Series 1 Convertible Subordinated Promissory Notes (see Note 6), (ii) further reductions in executive overhead expense, and (iii) the termination of our status as a public reporting company under the Securities Exchange Act of 1934.

    On March 25, 2004, the Company retained the services of a financial advisory firm to help the Company explore its strategic alternatives. The Company paid an initial fee of $8 at the signing of the agreement and paid monthly payments of $8 up through June 25, 2004, when the Company terminated the relationship. However, the Company is continuing to explore its strategic alternatives, including the possibility of separating its operating business from its public shell in order to preserve for the public stockholders the value of the public shell on a stand alone basis. In this connection, on November 15, 2004, the Company executed an agreement (the "Omnibus Agreement") with all of the Holders of the Notes and PIK Notes (see Note 6) whereby the Company agreed to transfer to an entity to be formed substantially all of the assets of the Company (the "Asset Transfer"), including all of the issued and outstanding stock of its principal operating subsidiary, BrightStar Information Technology Services, Inc., in exchange for (i) a release of the lien and security interest encumbering the assets of the Company created pursuant to the security agreement dated as of July 26, 2001 entered into by the Company, the Holders and others, (ii) a release of any and all claims of any nature that the Holders may have against the Company, (iii) a surrender of all of the warrants issued to the Holders in connection with the Notes and the PIK Notes, and (iv) the deletion from the Notes and PIK notes of any rights of conversion into the common stock of the Company, all subject to the Asset Transfer having been approved by the stockholders of the Company on or before February 28, 2005 (unless extended). Upon completion of the Asset Transfer, the Company will have certain contingent liabilities, which are not believed to be material, and no assets.

    In order for the strategy described above to achieve its goal, a third party will have to agree to fund the Company's operating costs after the completion of the Asset Transfer and to cause the Company to acquire a new operating business. Such a transaction, if consummated, is likely to result in a change in control of the Company and in a very large dilution in the stock held by the Company's current stockholders. There is no assurance that the Company will be successful in its effort to consummate such a transaction with a third party or, if it does consummate such a transaction, that the Company after the change in control will succeed in preserving for the public stockholders the value of the public shell on a stand alone basis or acquiring a business that will allow the company to continue as a going concern.

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

    4. ACCRUED SALARIES AND OTHER EXPENSES

    Accrued salaries and other expenses consist of the following:

                                               September 30,   December 31
                                                   2004           2003
                                                 -------       ----------
Accrued payroll and payroll taxes............    $   137       $      163
Accrued professional fees....................         75               64
Other accrued expenses.......................        102               93
                                                 -------       ----------
          Total accrued expenses.............    $   314       $      320
                                                 =======       ==========



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

    Corporate legacy liabilities consist of the following:

                                                     September 30,     December 31,
                                                          2004            2003
                                                     ------------     -------------
 Short-term:
 Promissory note.................................    $         11     $          --
                                                     ------------     -------------
     Total short-term ...........................    $         11     $          --
                                                     ------------     -------------

 Long-term:
 Promissory note.................................    $         --     $           11
                                                     ------------     --------------
 Total long-term.................................    $         --     $           11
                                                     ------------     --------------


    A promissory note was issued in conjunction with the Company's restructuring of the legacy liabilities. The note is an unsecured long-term note that accrues interest at 6.5% per annum. Principal and interest are due on January 3, 2005. As of September 30, 2004, the classification on this promissory note was changed to short-term based on the maturity date of the promissory note. However, on October 18, 2004 the Company settled this entire liability for a cash payment of $1.

    6. CONVERTIBLE NOTES PAYABLE, NET

    Convertible notes payable, net consists of the following:


                                                     September 30, December 31,
                                                         2004       2003
                                                        ------      -----
Series 1 Convertible Subordinated Promissory Notes      $1,258      $1,283
  Less fundraising and warrant costs:
    Fundraising costs, net of amortization .......        --            10

    Warrant  costs  associated  with  convertible
       notes,  net  of amortization ..............        --            32
                                                        ------      ------
         Subtotal fundraising costs ..............        --            42
                                                        ------      ------
 Notes payable, net ..............................      $1,258      $1,241
                                                        ======      ======
 Convertible notes payable - short-term ..........      $ --        $   38
                                                        ------      ------
 Convertible notes payable - long-term ...........      $1,258      $1,203
                                                        ------      ------

    On July 26, 2001, the Company completed a private placement through the issuance of approximately $1,100 of Series 1 Convertible Subordinated Promissory Notes (the "Notes") with warrants to a group of investors (the "Holders"), including members of BrightStar's senior management. The Notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. The Notes are entitled to simple interest calculated at a rate per annum equal to 8%. The Company had the option to pay interest for the first year from the date of the Notes (subsequently extended for another year during the second quarter of 2002) by issuing additional Notes (the "PIK Notes") and warrants with the same terms as above. The Company elected to pay the interest due on the Notes from inception through June 30, 2003 by issuing PIK Notes totaling $182 and warrants totaling 118,867. In October 2003, the Company started paying in cash the quarterly interest due on the Notes and PIK Notes.

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

    On August 3, 2004, the Company repriced the exercise price of the 70,000 stock warrants previously awarded to Brewer Capital Group LLC from $1.00 to $0.02 per share, the closing price on August 3, 2004, in connection with services performed for the Company. While these repriced stock warrants are subject to variable accounting treatment, no material amount was expensed in the quarter ended September 30, 2004.

    The Holders representing more than 75% of the aggregate principal amount of the Notes and PIK Notes agreed to amend the Notes and the PIK Notes, effective September 1, 2004, to extend to December 31, 2005 the due date of the amount otherwise currently payable for the period ended September 30, 2004 and the amount that would otherwise be payable for the period ending December 31, 2004.

    7. INCOME TAXES

    As a result of historical losses, the Company has recorded a valuation allowance to offset all of its net deferred tax assets recorded at September 30, 2004. The valuation allowance, which was approximately $10,900 as of December 31, 2003, relates to deferred tax assets established for net operating loss carryforwards generated through September 30, 2004 and other temporary differences. The Company does not expect to recognize tax benefits on prior or future losses or other temporary differences until such time that it is more likely than not that tax benefits will be realized by the Company. At December 31, 2003, the Company had a net operating loss carryforward of approximately $15,600 for federal income tax purposes, which will expire in years 2018 through 2023.

    8. NET (LOSS) INCOME PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three months ended             Nine months ended
                                                                   September 30,   September 30,   September 30,  September 30,
                                                                      2004            2003            2004            2003
                                                                  ------------    ------------    ------------    ------------
    Numerator:
Income  (loss)  before  cumulative  effect of
  change  in  accounting principle ............................   $       (152)   $        (17)   $       (533)   $        (57)
                                                                  ============    ============    ============    ============
Net income (loss) .............................................   $       (152)   $        (17)   $       (533)   $        (57)
                                                                  ============    ============    ============    ============
Numerator for basic earnings per share - income (loss)
  available to common stockholders ............................           (152)            (17)           (533)            (57)
Effect of dilutive securities:
Series 1 Convertible Subordinated Promissory Notes (1) ........           --              --              --              --
Numerator for diluted earnings per share - income
  available to common stockholders after assumed conversions ..   $       (152)   $        (17)   $       (533)   $        (57)
                                                                  ============    ============    ============    ============
Denominator:
Denominator for basic earnings per share - weighted
     average shares ...........................................     15,289,968      15,284,668      15,287,783      15,284,416
Effect of dilutive securities:
Series 1 Convertible Subordinated Promissory Notes (1) ........           --              --              --              --
Employee stock options (2) ....................................           --              --              --              --
Common stock warrants (3) .....................................           --              --              --              --
Denominator for diluted earnings per share - adjusted weighted-
   average shares and assumed conversions .....................     15,289,968      15,284,668      15,287,783      15,284,416
                                                                  ------------    ------------    ------------    ------------

(1) Diluted EPS for the nine-month period ended September 30, 2004 excludes "as converted" treatment of the Series 1 Convertible Subordinated Promissory Notes as their inclusion would be anti-dilutive. The Notes are convertible at a price of $0.23 per share into approximately 5.5 million common shares.

(2) Diluted EPS for the nine-month period ended September 30, 2004 excludes the effect of approximately 1.2 million employee stock options as their inclusion would be anti-dilutive. Of the 1.2 million employee stock options, approximately zero were in-the-money as of September 30, 2004.

(3) Diluted EPS for the nine-month period ended September 30, 2004 excludes the effect of approximately 0.5 million common stock warrants as their inclusion would be anti-dilutive. Of the 0.5 million common stock warrants, approximately .1 million were in-the-money as of September 30, 2004.

    9. LITIGATION

    The Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation will not have a material adverse effect on the Company's financial condition.

    10. SIGNIFICANT CUSTOMERS

    For the third quarter of 2004, the Company had four unrelated customers that accounted for approximately 44%, 17%, 12% and 11% of total revenue, respectively. Also, for the first nine months of 2004, these four customers accounted for approximately 64%, 5%, 4% and 10% of total revenue, respectively. These four customers also accounted for approximately 18%, 21%, 24% and 9% of the Company's total outstanding accounts receivable balance as of September 30, 2004.

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


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    BrightStar Information Technology Group, Inc. ("BrightStar" or "the Company") provides information technology ("IT") services for its customers. We help organizations maximize their competitive advantage through the implementation and/or support of leading edge enterprise level applications from SAP and Actuate and the maintenance of legacy application software by focusing primarily on serving clients in the healthcare and government markets. BrightStar had approximately 21 full time equivalent employees and contractors at October 31, 2004 and has its headquarters in the San Francisco Bay Area with a field office in Addison, Texas.

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

    Goodwill -- Goodwill is the cost in excess of amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill recorded in conjunction with the Founding Companies and all other acquisitions in 1998 is no longer being amortized due to the Company adopting Statement of Financials Accounting Standards (SFAS) No. 142 as of January 1, 2002. In accordance with SFAS No. 142, the Company annually reviews its Goodwill valuation on October 1st.

    The Company believes that as of October 1, 2004, the value of Goodwill is impaired in the amount of $0.1 million. If the Company completes a strategic alternative as described in Note 2, it believes the value of Goodwill is likely to be substantially further impaired.

    Income taxes -- The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, the Company has recorded a valuation allowance for deferred taxes as of September 30, 2004. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made.

    RESULTS OF OPERATIONS

    Revenue for the third quarter and first nine months of 2004 decreased from $1.6 million to $0.8 million and from $4.4 million to $2.8 million or 51% and 36%, respectively, compared to the third quarter and first nine months of 2003 as a result of a reduction in the demand for our services.

    Gross profit as a percentage of revenue for the third quarter ended September 30, 2004 decreased from 29% to 26% compared to third quarter ended September 30, 2003 as a result of underutilized resources and a change in the mix of services provided to our clients.

    Total assets decreased $0.2 million from $2.6 million to $2.4 million for the first nine months of 2004 primarily due to the decreases in Accounts Receivable and Cash. These decreases are attributable to the decrease in revenues that the Company experienced in 2004 and the resulting losses caused by the reduction of revenues. In addition, as a result of the operating losses experienced in the current quarter, the balance outstanding on the Company's line of credit increased from $0.1 million at the end of the prior quarter to $0.2 million at September 30, 2004.

    The Company's selling, general and administrative expenses decreased for the third quarter and first nine months of 2004 compared with the same periods in 2003 principally due to a reduction in the number of management personnel.


    LIQUIDITY AND CAPITAL RESOURCES

    On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $0.75 million, to replace our existing credit facility with Comerica Bank. Under the BFI agreement, available borrowings are up to 85% of accounts receivable, after reduction for ineligible accounts. Borrowings are secured on a senior basis by substantially all of the assets of the Company and its operating subsidiaries. The interest rate on outstanding balances is at prime plus 4% per annum, plus a monthly administrative fee of 0.50% per month calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company was at least $1,000 per month for the first six months, escalating to $2,375 per month for the remaining term of the agreement. The term of the agreement is stated to be two years and the two year term renews automatically unless terminated by the Company upon 30 days notice prior to the end of the term. However, BFI has the right to cancel the agreement at any time on 30 days' prior notice.

    The Company's liquidity declined during the past quarter primarily as the result of the fall off of revenue from the Company's largest customer. The Company expects that the revenue level from this customer through the end of this year will be similar to the revenue level realized in the past quarter. However, as a result of our current general and administrative expense level, unless the Company experiences other improvements in its operating performance or is able to find sources of new capital, the Company expects that its net working capital will continue to decrease. Under present circumstances, the Company believes that its planned results from operations, when combined with the proceeds available from the BFI credit facility, will be adequate to fund its operations at least through the end of March 2005. However, our operating results could be worse than we are expecting, or the BFI credit facility could be canceled. Under such circumstances, there can be no assurance that the Company would have sufficient cash available to meet our obligations as they come due in order to continue as a going concern. Furthermore, even without the occurrence of such circumstances, there is substantial doubt about our ability to continue as a going concern after March 31, 2005 without a strategic transaction or
    (i) additional forbearance by the holders of the Series 1 Convertible Subordinated Promissory Notes (see Note 6), (ii) further reductions in executive overhead expense, and (iii) the termination of our status as a public reporting company under the Securities Exchange Act of 1934.


    On March 25, 2004, the Company retained the services of a financial advisory firm to help the Company explore its strategic alternatives. The Company paid an initial fee of $8,000 at the signing of the agreement and paid monthly payments of $8,000 up through June 25, 2004 when the Company terminated the relationship. However, the Company is continuing to explore its strategic alternatives, including the possibility of separating its operating business from its public shell in order to preserve for the public stockholders the value of the public shell on a stand alone basis. In this connection, on November 15, 2004, the Company executed an agreement (the "Omnibus Agreement") with all of the Holders of the Notes and PIK Notes (see
    Note 6) whereby the Company agreed to transfer to an entity to be formed substantially all of the assets of the Company (the "Asset Transfer"), including all of the issued and outstanding stock of its principal operating subsidiary, BrightStar Information Technology Services, Inc., in exchange for (i) a release of the lien and security interest encumbering the assets of the Company created pursuant to the security agreement dated as of July 26, 2001 entered into by the Company, the Holders and others, (ii) a release of any and all claims of any nature that the Holders may have against the Company, (iii) a surrender of all of the warrants issued to the Holders in connection with the Notes and the PIK Notes, and (iv) the deletion from the Notes and PIK Notes of any rights of conversion into the common stock of the Company, all subject to the Asset Transfer having been approved by the stockholders of the Company on or before February 28, 2005 (unless extended). Upon completion of the Asset Transfer, the Company will have certain contingent liabilities, which are not believed to be material, and no assets.

    In order for the strategy described above to achieve its goal, a third party will have to agree to fund the Company's operating costs after the completion of the Asset Transfer and to cause the Company to acquire a new operating business. Such a transaction, if consummated, is likely to result in a change in control of the Company and in a very large dilution in the stock held by the Company's current stockholders. There is no assurance that the Company will be successful in its effort to consummate such a transaction with a third party or, if it does consummate such a transaction, that the Company after the change in control will succeed in preserving for the public stockholders the value of the public shell on a stand alone basis or acquiring a business that will allow the company to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our controller, after evaluating the effectiveness of the company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15e and 15d-15e) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 13d-15.

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

ITEM 5.  Other Information


Effective August 9, 2004, Mr. Wagda's employment agreement was amended to extend its term to December 31, 2005 (with automatic one year renewals unless 6 months notice is given), limit any severance to $150,000 paid over 6 months and reduce his salary to $250,000 per annum starting November 1, 2004 (but paid at a rate of $350,000 per annum until any unused accrued vacation has been paid). Commencing July 1, 2005, Mr. Wagda's salary will be reduced to $150,000 per annum when Mr. Wagda may, in his discretion, engage in other activities not inconsistent with his obligations under the agreement. The amendment reaffirmed that the agreement also is an obligation of the Company's principal operating subsidiary, BrightStar Information Technology Services, Inc. (of which he is
CEO), and that the potential transaction to separate the public shell from the operating subsidiary described in Note 2, with his consent, would not result in a qualifying termination.

ITEM 6.  Exhibits

 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 - Certification of Director of Finance and Controller pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C.
         Section 1360.

 32.2 - Certification of Director of Finance and Controller pursuant to 18 U.S.C. Section 1360.

 10.1 - Omnibus Agreement regarding Series 1 Convertible Subordinated Promissory Notes entered into as of September 1, 2004.

 10.2 - Amended and restated employment agreement of chief executive officer entered into as of August 9, 2004.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: November 15, 2004.        BY: /s/ Joseph A. Wagda
                                    ------------------------------------------
                                    Joseph A. Wagda
                                    Chairman and Chief Executive Officer

                                BY: /s/ Noel M. Tripod
                                    ------------------------------------------
                                    Noel M. Tripod
                                    Director of Finance and Controller

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION
-------  ------------
  31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 - Certification of Director of Finance and Controller pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 - Certification of Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350.

  32.2 - Certification of Director of Finance and Controller pursuant to 18 U.S.C. Section 1350.

  10.1 - Omnibus Agreement regarding Series 1 Convertible Subordinated Promissory Notes entered into as of September 1, 2004.

  10.2 - Amended and restated employment agreement of chief executive officer entered into as of August 9, 2004.