Form 10-K
period 2004-12-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2005-04-15
CIK 1050025

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
Mark one
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

     As of April 13, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $443,686 (based on the $0.033 per share closing price for such shares on The OTC Bulletin Board Market on April 13, 2005). For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

    As of April 14, 2005, there were 70,707,518 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                 The Exhibit Index is located on Page 27 hereof.

================================================================================

                                     PART I

ITEM 1: Business

The Company

    BrightStar Information Technology Group, Inc. ("BrightStar" or "the Company") provides information technology ("IT") services for its customers. We help organizations maximize their competitive advantage through the implementation and /or support of leading edge enterprise-level packaged-systems applications and legacy software systems by focusing primarily on serving clients in government markets. BrightStar also provides software support and training services to major corporations. We have approximately 20 employees and contractors. The Company has its headquarters in the San Francisco Bay Area with a field office near Dallas, Texas. We also have service-delivery locations throughout the United States, including Arizona, Arkansas, California, Florida and Oregon.

    For Enterprise Resource Planning ("ERP"), we implement and /or support software from SAP, A.G., covering a range of business processes, including finance, human resources and payroll. Our ERP solutions are tailored to fit the specific needs of individual organizations, helping them to automate business processes across the enterprise through the creation of a single data environment that spans departments and job functions.

    To help companies provide universal access to their information resources, we also provide training and other consulting services related to Actuate software. Actuate, with whom we are a gold level partner, provides organizations an effective platform for retrieving business information from corporate databases and delivering it as interactive web pages and Excel spreadsheets.

    In the legacy systems area, BrightStar consultants support the Fiscal Intermediary Standard System ("FISS") which is used to process claims under Medicare Part A. We provide these services as a subcontractor, approved by the Centers for Medicare and Medicaid Services ("CMS"), to one of the Blue Cross Blue Shield ("BCBS") companies who is the prime contractor on the FISS maintainer contract with CMS. We also provide data center and help desk support to BCBS with both technical and functional consultants.

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

    BrightStar was organized as a Delaware corporation in July 1997 and completed its initial public offering ("IPO") on April 16, 1998. Since 1998, BrightStar has been a quality IT services provider. During the course of the last four years, the Company has made decisions to discontinue certain services and launch others, based on market conditions and BrightStar's strategy and position in various markets. BrightStar exited the Controls and Infrastructure Support businesses in 1999 and 2000, (which in total accounted for revenues of approximately $24 million for 1999) and also sold its web hosting business in 2001 (which accounted for revenues of approximately $0.1 million for 2000), because we did not feel these services were core businesses for BrightStar. The Company also sold its Australian subsidiary in 2000 (which accounted for revenues of approximately $17 million for 2000) to generate needed cash as well as to focus solely on the domestic US marketplace. On June 28, 2002, BRBA, Inc. ("BRBA"), one of the original roll-up subsidiaries of BrightStar, which was formerly known as Brian R. Blackmarr and Associates, Inc., filed for liquidation under Chapter 7 of the bankruptcy code and we no longer control BRBA. All of these divested operations experienced losses for the Company in the years before they were sold. In 2004, we stopped providing consultants to service PeopleSoft applications as a result of market conditions. From inception to today, BrightStar has emphasized its core ERP practices in the SAP market, as well as its application support services for key major accounts. Through the restructuring actions of the last few years, BrightStar has striven to reduce its fixed costs to the scale of its recent business level. The Company is positioned to focus on IT opportunities in the government sector, a vertical market in which it possesses strong reference accounts. BrightStar also continues to explore all tactical and strategic options.

Information About Operating Segment

    The Company operates primarily in the United States in the IT Services Business segment. Financial information regarding our business can be found in the consolidated financial statements and notes thereto attached as an Exhibit to this Form 10-K as described in Item 15.

    Among the leading positive factors affecting the demand for IT services are the transition to packaged software solutions, the emergence of new technologies and the increased bandwidth and usability of the Internet through the World Wide Web. These new technologies enable the creation and utilization of more functional and flexible applications that can increase productivity, reduce costs and improve customer service. Negative on-going conditions affecting demand in the Information Technology Services segment include the retrenchment of venture capital investment in new internet business enterprises, which began in 2000, the maturity of many packaged-software applications, especially ERP, and restraint in IT spending in sectors we service.

Customers and Markets

    Our marketing efforts focus on mid-sized to large organizations who have a need for high quality consulting services to improve their use of enterprise applications and access to management information. We have developed expertise in the government vertical market and are continuing our efforts to leverage this knowledge. Many of our key relationships have existed for several years and have involved numerous activities and projects.

    BrightStar has a long term and current relationship with BCBS that represented approximately 60% of BrightStar's business in 2003 and 29% in 2002. The Company was informed by BCBS that positions for BrightStar consultants representing approximately 57% of our revenues from this client in 2003 would be eliminated during the period of March through May of 2004 as a result of project completions and cost pressure from the federal government. Notwithstanding, this loss of revenue, BCBS accounted for a majority of the Company's revenue for 2004. Nearly all of the remaining revenue from BCBS is received under a single contract, which may be extended annually at the option of the client through January 14, 2007. All of our long-term contractual relationships, including our contract with BCBS, may be terminated for convenience by our clients without penalty on relatively short notice.

    For 2004, BCBS accounted for approximately 30% of the total outstanding accounts receivable as of December 31, 2004. The Company also had two other unrelated customers, BearingPoint and John Muir/Mt. Diablo Health System, which accounted for approximately 34% and 13% of the total outstanding accounts receivable balance, respectively.

    For 2003, BCBS accounted for approximately 46% of the total outstanding accounts receivable as of December 31, 2003. The Company also had one other unrelated customer, Granite Financial, that accounted for approximately 13% of the total outstanding accounts receivable balance.

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

Competition

    Market share in the IT industry was initially concentrated among large computer manufacturers but the industry has become increasingly competitive and fragmented. IT services are provided by numerous firms including multinational accounting firms, systems consulting and implementation firms, software application vendors, general management consulting firms and data processing outsourcing companies. By selling consulting resources for today's sophisticated enterprise applications, BrightStar is competing against a wide variety of organizations in the market space. These may range from certain of the major consulting firms (such as Accenture ) to small private and public companies like BrightStar.

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

Directors and Executive Officers of BrightStar

    The following table and notes thereto identify and set forth information about the Company's current Directors and executive officer:

                                                               DIRECTOR
         NAME           AGE       PRINCIPAL OCCUPATION         SINCE
---------------------- ----- ------------------------------- ---------
     Joseph A. Wagda     61  Chairman of the Board of            2000
                             Directors,  Chief Executive
                             Officer and acting Chief
                             Financial Officer

     W. Barry Zwahlen    60  Managing Partner of Information     2000
                             Management Associates

     Jennifer T. Barrett 54  Chief Privacy Officer, Acxiom       1998
                             Corporation

     Thomas A. Hudgins   64  Cofounder Polaris Group, Inc.       2001


    Joseph A. Wagda has been a director of BrightStar since April 2000 and Chief Executive Officer, effective October 2, 2000. Mr. Wagda was elected Chairman of the Board of Directors on March 21, 2001. He became acting chief financial officer effective August 3, 2004. Since 1997, Mr. Wagda has been engaged in a variety of investment related activities, including serving as President of Altamont Capital Management, Inc. and in leadership positions with several single-purpose investment entities. He also is currently a director of Abraxas Petroleum Corporation (Amex: ABP), a public oil and gas company. Previously, Mr. Wagda was President and CEO of American Heritage Group, a modular homebuilder, and a Senior Managing Director and co-founder of the Price Waterhouse corporate finance practice. He also was with the finance staff of Chevron Corporation and in the general counsel's office at Ford Motor Company. Mr. Wagda has a B.S. degree from Fordham College, an M.B.A., with distinction, from the Johnson School of Management, Cornell University and a J.D., with honors, from Rutgers Law School. Mr. Wagda also served on active duty as a regular army officer during the period 1965-70, including tours of duty with infantry units in Santo Domingo (82d Airborne) and Vietnam (MACV) and engineer units in Thailand. He attained the rank of major in the Corps of Engineers, prior to leaving the reserves in 1978.

    W. Barry Zwahlen has been a director with BrightStar since July 2000. He is a co-owner of the Blackhawk Real Estate Company, and from 1986 until recently, was Managing Partner of Information Management Associates, a retained executive search firm, which recruited CIO and CTO candidates for technology clients and executive level information technology consultants for systems integration professional services firms. Mr. Zwahlen received a B.S. in mathematics from the University of Pittsburgh and an M.B.A. from the Harvard Business School. He was on the finance staff of both Ford Motor Company and Navistar and served for five years as a data communications officer in the United States Air Force. Prior to forming Information Management Associates, he served in a similar capacity with KPMG Peat Marwick. Mr. Zwahlen is Chairman of the Board's Audit Committee and serves as a member on the Compensation Committee.

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

Recent Developments

    On April 14, 2005, the Company entered into a Stock Purchase Agreement with Stellar McKim LLC ("Stellar"), a financial services and software group (the "Stellar Transaction"). Pursuant to the Stellar Transaction, the Company filed a Certificate of Designations creating a new series of Preferred Stock designated Series A Convertible Preferred Stock ("Series A Preferred Stock") and issued and sold to Stellar (i) 41,487,929 shares of Common Stock, representing approximately 57.6% of BrightStar's currently authorized shares for $213,415 in cash and (ii) 136,585 shares of Series A Preferred Stock, which are convertible into 482,764,933 shares of the Company's Common Stock, for $136,585 in cash. Authorization of the common stock underlying the Series A Preferred Stock issued to Stellar in the Stellar Transaction is subject to stockholder approval. Upon such approval and conversion of its Series A Preferred Stock, Stellar will own 94.5% of the common stock of BrightStar, on a fully diluted basis. In addition, the Series A Preferred Stock has voting rights based on the number of shares of Common Stock into which it is convertible. Therefore, pursuant to the Stellar Transaction, Stellar has approximately 94.7% of the voting power held by stockholders of the Company in all matters upon which stockholders may vote.


    Pursuant to the Stellar Transaction, the Company also entered into an Omnibus Agreement (as amended, the "Omnibus Agreement"), with Stellar, BrightStar Information Technology Services, Inc. ("Services"), the Company's principal operating subsidiary, and each holder (each a "Holder" and collectively the "Holders") of Service's Series 1 Convertible Subordinated Promissory Notes (the "Notes"), pursuant to which Stellar agreed to acquire all of the Notes from the Holders for $860,000. Pursuant to the Omnibus Agreement and the Purchase Agreement, the warrants that were originally issued in connection with the issuance of the Notes were cancelled, the conversion feature of the Notes was eliminated, the maturity of the Notes, as well as the due date for interest accrued at March 31, 2005, was extended until December 31, 2007 and the Company issued 13,869,121 shares of common stock to the Holders.

    The Stellar Transaction resulted in a change of control of the Company. As explained above, upon conversion of the Series A Preferred Stock, Stellar acquired in the Stellar Transaction, Stellar will own 94.5% of the common stock of BrightStar on a fully diluted basis.

    Pursuant to the terms of the Stellar Transaction, all of the directors of the Company, other than Joseph A. Wagda, and all of the officers of the Company will resign. Stellar will nominate the new directors and officers.

ITEM 2: Properties

    BrightStar's principal executive offices are located at 6601 Owens Drive, Suite 115, Pleasanton, California 94588. The Company's lease on these premises covers approximately 1,600 square feet and the term expired on March 31, 2005. Since then, the Company has occupied the premises on a month-to-month basis under the holdover provisions of the lease.

    The Company also operates through leased facilities near Dallas, TX.

    Substantially all of the Company's services are performed on-site at customer locations or at our facility near Dallas. We may require additional space if our business expands significantly; however, we also believe that our current physical infrastructure can support a substantially larger revenue base due to the nature and location of our services. We also believe that, if and when needed, we will be able to obtain additional suitable space.

ITEM 3: Legal Proceedings

      On January 17, 2005, the Company received service of an action filed by the State of Texas in the 353d Judicial District of the District Court of Travis County, Texas (Cause No. GV500031) against the Company and BRBA, Inc., its former wholly owned subsidiary, for sales taxes, interest, penalties and attorney fees for the period 1997 through 2004 in the aggregate amount of $666,387, plus future interest. BRBA, Inc. was liquidated in a chapter 7 proceeding that was completed in 2002 and the Company no longer has any responsibility for its affairs.

      The Company believes that the suit against it is without merit. However, to avoid the cost and time required to adjudicate this matter, it entered into a contingent settlement agreement on January 19, 2005 whereby the action against the Company will be dismissed, provided the State of Texas receives $25,000 from the Company on or before May 12, 2005. The company currently intends to make such payment on or before May 12, 2005.

    In addition, the Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation will not have a materially adverse effect on the Company's financial condition.

ITEM 4: Submission of Matters to a Vote of Security Holders in Fourth Quarter of 2003

         None.


                                     PART II

ITEM 5: Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock is currently traded on The OTC Bulletin Board Market under the symbol BTSR.OB. The following table sets forth for the quarterly periods indicating the range of high and low sales prices for the Company's Common Stock for 2004 and 2003.

                                 2004              2003
                           ----------------  ----------------
                             High      Low    High        Low
                           -------  -------  -------    -------
         First Quarter.... $ 0.11   $  0.06  $ 0.08     $  0.01
         Second Quarter... $ 0.06   $  0.02  $ 0.06     $  0.01
         Third Quarter.... $ 0.03   $  0.01  $ 0.12     $  0.04
         Fourth Quarter... $ 0.04   $  0.01  $ 0.12     $  0.09

    The Company has never declared nor paid cash dividends on its Common Stock. The Company's credit facility contains restrictions on the Company's ability to pay cash dividends. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

    As of March 15, 2005, there were 116 stockholders of record of the Company's Common Stock and a total of approximately 2,200 stockholders, including stockholders who held their shares in the names of certain financial institutions.

    The Company did not repurchase any of its equity securities during the fourth quarter of its fiscal year ended December 31, 2004.

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

      6. On July 26, 2001, the Company issued and sold approximately $1.1 million of convertible notes to a group of investors, including members of BrightStar senior management. The notes are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, if: (i) the market price of the Company's common stock, determined on a 20-day moving average basis, equals or exceeds $0.50 per share; and (ii) the investors may lawfully sell all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under an effective registration statement, or under Rule 144; and (iii) at least $2.3 million of the our past due payables have been restructured. In addition, 70,000 warrants are issuable to Brewer Capital Group, LLC, which acted as placement agent for the transaction, at an exercise price of $1.00 per share. The net proceeds of this transaction were used for general corporate purposes. Effective August 3, 2004, the exercise price of these warrants was changed to $0.03 per share and the exercise period was extended to April 20, 2006.

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

     11. On May 6, 2003, 125,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.035 were issued to Westminster Securities as part of an investment-banking arrangement. The warrants will expire on May 6, 2008. On April 14, 2005, the Company exchanged the 125,000 warrants for 62,500 shares of the Company's common stock.

     12. On April 14, 2005, the Company issued to Stellar McKim LLC ("Stellar")
(i) 41,487,929 shares of Common Stock, representing approximately 57.6% of BrightStar's currently authorized shares for $213,415 in cash, and (ii) 136,585 shares of Series A Preferred Stock, which are convertible into 482,764,933 shares of the Company's Common Stock for $136,585 in cash. Authorization of the common stock underlying the Series A Preferred Stock issued to Stellar in the Stellar Transaction is subject to stockholder approval. Upon such approval and conversion of its Series A Preferred Stock, Stellar will own 94.5% of the common stock of BrightStar, on a fully diluted basis. In addition, the Series A Preferred Stock has voting rights based on the number of shares of Common Stock into which it is convertible. Therefore, pursuant to the Stellar Transaction, Stellar has approximately 94.7% of the voting power held by stockholders of the Company in all matters upon which stockholders may vote.

     13. On April 14, 2005, the Company issued approximately 13,869,121 shares of its common stock to the holders of the Series 1 Convertible Subordinated Promissory Notes, which notes were previously issued by BrightStar Information Technology Services, Inc., the Company's principal operating subsidiary, in consideration for cancellation of the Holder's warrants to purchase Company common stock.

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



                                                                               Year Ended December 31
                                                             -----------------------------------------------------------
Historical Operations Data                                      2004        2003        2002        2001        2000
------------------------------------------------------------ ----------- ----------- ----------- ----------- -----------

Revenue.....................................................     $3,634      $5,852      $9,407     $19,471     $61,612
Cost of revenue.............................................      2,609       4,157       6,328      13,403      42,442
Selling, general and administrative
  expenses..................................................      1,453       1,685       2,939       6,119      27,369
Stock compensation expense..................................         --          --          --          --          --
Restructuring charge........................................         --          --          --       2,011       2,237
Settlements of accrued liabilities..........................        (12)         --        (260)         --          --
Write down of goodwill......................................      1,748          --          --          --      42,479
Depreciation and amortization...............................         19          27         106       1,600       3,244
                                                             ----------- ----------- ----------- ----------- -----------
     Income (loss) from operations..........................     (2,183)        (17)        294      (3,662)    (56,159)
Other income (expense), net.................................         --          82       2,363       1,157         (19)
Interest expense............................................       (172)       (203)       (157)       (249)       (519)
Income tax provision (benefit)..............................         --          --        (128)         --       1,531
                                                             ----------- ----------- ----------- ----------- -----------
Income (loss) form continuing operations....................     (2,355)       (138)      2,628      (2,754)    (58,228)
Income (loss) on discontinued    operations.................         --          --          --          17        (910)
Change in accounting principle..............................         --          --      (9,945)         --          --
                                                             ----------- ----------- ----------- ----------- -----------
          Net loss..........................................    $(2,355)      $(138)    $(7,317)    $(2,737)   $(59,138)
                                                             =========== =========== =========== =========== ===========
Net loss per share (basic and diluted)......................
  Income (loss) from continuing operations..................
                                                                 $(0.15)     $(0.01)      $0.18      $(0.21)     $(5.85)
  Income (loss) from discontinued operations........                 --          --          --          --       (0.09)
Change in accounting principle..............................         --          --       (0.66)         --          --
                                                             ----------- ----------- ----------- ----------- -----------
  Net loss..................................................     $(0.15)     $(0.01)     $(0.48)     $(0.21)     $(5.94)
                                                             =========== =========== =========== =========== ===========
Weighted average shares outstanding:........................
  Basic and diluted......................................... 15,287,829  15,286,788  15,020,562  13,291,625   9,959,995





                                                                                          December 31
                                                                     ------------------------------------------------
Historical Balance Sheet Data:                                             2004     2003      2002     2001     2000
-------------------------------------------------------------------- ----------- -------- --------- -------- --------
                                                                                      (In thousands)

Working capital.....................................................       $(90)    $380      $340  $(2,179) $(4,489)
Total assets........................................................        606    2,615     2,892   14,386   21,797
Convertible notes payable, net......................................      1,258    1,241     1,086      948       --
Stockholders' equity................................................     (1,385)     960     1,039    8,231    9,696



Total fully diluted shares consist of the following:


                                                                                            December 31, 2004
                                                                                            -----------------
                   Total common stock outstanding..........................................       15,287,968
                   Common stock associated with notes convertible at $0.23 per share.......        5,468,784
                   Common stock warrants associated with notes exercisable at $0.50 per
                    share..................................................................          836,995
                   Other common stock warrants.............................................          240,000
                   Employee/director stock options and stock grants........................        1,228,310
                                                                                            -----------------
                   Total fully diluted shares..............................................       23,062,057
                                                                                            =================

    Common stock outstanding as of December 31, 2004 includes 1,750,000 restricted shares issued to the Company's executives in February 2002, related to their employment. The original amounts of restricted shares were 2,000,000, consisting of 1,500,000 granted to Mr. Wagda and 500,000 to Kenneth Czaja, the Company's previous Chief Financial Officer. However, Mr. Czaja sold all of his shares during 2004.

    Total fully diluted shares do not include the 255,000 treasury stock shares. These treasury stock shares are considered issued but not outstanding.

    Employee/director stock options as of December 31, 2004 consist of 1,188,310 shares having prices that range from $0.05 to $0.10. Other common stock warrants (excluding the Westminster warrants described in Item 5 above) totaling 110,000 shares are exercisable at prices ranging from $0.03 to $1.00 per share.

    Proforma fully diluted shares following the close of the Stellar Transaction, after stockholder approval of the authorization of the Series A Preferred Stock conversion shares, consist of the following:

                                                           April 14, 2005
                                                           --------------
              Total common stock outstanding...........          70,707,518
              Convertible Series A Preferred Stock ....         482,764,933
              Employee/director  stock options and stock          1,292,480
               grants..................................           ---------
              Total fully diluted shares...............         554,764,931
                                                                ===========

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

    As a result of the Company's evaluation of multiple strategic transaction proposals during 2004, the Company determined that goodwill recorded as of December 31, 2004 was impaired. The Company entertained several arms length merger or acquisition proposals during 2004 and 2005 and determined that none of the offers placed any value on the Company's goodwill. As a result of entering into the Stellar Transaction (See Item 1), the Company considered the transaction an event that required a review of its goodwill value for impairment, under SFAS No. 142. Consequently, the Company determined that its goodwill had no value and wrote off all remaining goodwill at December 31, 2004.

    Income taxes -- The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, and the change-of-control event resulting from the Stellar Transaction described in Item 1 above, the Company has recorded a valuation allowance for deferred taxes as of December 31, 2004. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made. Income tax receivables are recognized for the actual amounts refundable.

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in connection with BrightStar's Consolidated Financial Statements and related notes thereto and other financial information included elsewhere in the Form 10-K report.

Results of Operations

    The Company reported net losses of $0.15, $0.01 and $0.48 per basic and diluted share for the years ended December 31, 2004, 2003 and 2002, respectively. The results of operations for 2004, 2003 and 2002 reflect the impact of the following items:

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

    The Company also performed its initial and subsequent year annual test as of October 1, 2002, 2003 and 2004 as required by SFAS No. 142. After performing these impairment tests, it was determined that there was no additional goodwill impairment loss during the fourth quarter of 2002 and 2003. However, based on the October 1, 2004 analysis Goodwill was impaired. The quoted market prices of the Company's stock price as of October 1, 2002, 2003 and 2004 were used as the fair value to measure impairment. As of December 31, 2004, the Company has written off all of the goodwill on its balance sheet.


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

    Revenue decreased from $5.9 million to $ 3.6 million or 39% in 2004 compared to 2003 and decreased from $9.4 million to $5.9 million or 37% in 2003 compared to 2002 as a result of a number of factors, including primarily a general reduction in the market demand for our ERP and federal government-related consulting services. The IT services market experienced a surge in demand for ERP services through the end of 1999 as a result of the need to ensure that mission critical operations would not be disrupted by time-sensitive functions embedded in existing software systems, as calendars changed to the year 2000 ("Y2K"). Management believes that Y2K-related spending represented an acceleration of ERP investment by major companies that otherwise would have been made in the following years. As a result, the demand for ERP applications appeared to reach relative maturity by 2000, causing excess capacity in the industry for the delivery of ERP services. As the overall market for IT services delivered by the company was contracting, our ability to win new business was severely constrained by new-customer concerns about our deteriorating financial condition. In addition to these adverse market conditions, the loss of a major long-term customer in 2001 as a result of its bankruptcy, the discontinuation of our custom application development business in 2001, a severe cut-back in the need for our services by two long-term customers by the end of 2002 and strong rate pressures from new and existing clients beginning in 2002, and the reduction in consultants at BCBS in 2004 together have combined to cause a severe contraction of our revenues in 2002 and continuing through 2004.

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

    Gross profit as a percentage of revenue for 2004 decreased from 29% to 28% compared to 2003. The decrease is primarily due to pricing pressure in the industry from new and existing accounts and project mix.

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

    SG&A expenses decreased from $1.7 million to $1.4 million or 18% in 2004 compared to 2003 and decreased from $2.9 million to $1.7 million or 41% in 2003 compared to 2002. The decreases were due to the Company's year-over-year reductions in selling, general and administrative expenses, as revenues decreased and as a result of the execution of our turnaround plan, including reductions in office space, sales personnel and related costs, management overhead and discretionary expenses.

Other Income

    For the year ended December 31, 2004, the Company did not recognize any Other Income.

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

    The Company during the 2003 year-end and previous years was potentially exposed to market risk due to changes in foreign currency exchange rates as measured against the U.S. dollar and currencies of the Company's former operations in Australia. Since the A$7.5 million contingent earn-out resulting from the sale of our Australian subsidiary in 2000 was denominated in Australian dollars, the Company's financial position, results of operations, and cash flows were potentially affected by fluctuations in exchange rates. The Company will not receive any payments under this earn-out provision and therefore has realized no market risk associated with the earn-out provision. The Company believes that changes in exchange rates will have no material impact on future earnings, fair values or cash flows of the Company.

    The Company's debt bears interest at variable rates; therefore, the Company's results of operations could be affected by interest rate changes to the debt outstanding. An immediate 10 percent change in interest rates, however, would not likely have a material effect on the Company's results of operations over the next fiscal year.

Liquidity and Capital Resources

    On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $0.75 million, to replace our existing credit facility with Comerica Bank. Under the BFI agreement, available borrowings will be up to 85% of accounts receivable, after reduction for ineligible accounts. The interest rate on outstanding balances will be at prime plus 4% per annum, plus an additional monthly administrative fee of 0.50% calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company will be not less than $1,000 per month for the first six months, escalating to $2,375 per month for the next three months and then finally to $3,750 per month for the remaining term of the agreement. In November 2003, the agreement was modified to change the minimum monthly payment to $2,375 for the remaining term of the agreement. In December 2004, the agreement with BFI automatically renewed for an additional two years.

    The Company's liabilities as of December 31, 2002 include $105,000 of liabilities, which have been reported as legacy liabilities in the financial statements. Of the $105,000, the Company satisfied $95,000 in the first quarter of 2003, leaving only a $10,000 note payable that was settled in the fourth quarter of 2004.

    On July 26, 2001, the Company's wholly owned subsidiary, BrightStar Information Technology Services, Inc., completed a private placement through the issuance of approximately $1.1 million of Series 1 Convertible Subordinated Promissory Notes (the "Notes") with warrants to acquire Company common stock to a group of investors, including members of BrightStar's then senior management. The notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The Notes are entitled to simple interest calculated at a rate per annum equal to 8%. The Company had the option to pay interest for the first year from the date of the Notes (subsequently extended for another year during the second quarter of 2002) by issuing additional Notes (the "PIK Notes") and warrants with the same terms as above. The Company elected to pay the interest due on the Notes from inception through June 30, 2003 by issuing PIK Notes and warrants. In addition, 70,000 warrants were issued to the placement agent for the transaction at an exercise price of $1.00 per share. In 2004, the exercise price of the placement agent's warrants was reduced to $0.03 per share in consideration of additional services. Total warrants issued to investors were valued at $142,000 under the provisions of APB No.14 and EITF 00-27, and will be amortized as additional interest expense over the life of the debt. Amortization expense for the year ended December 31, 2003 and 2004 amounted to $48,000 and $30,000, respectively.

    The Notes and PIK Notes were originally due and payable on July 1, 2004. However, the Notes and PIK Notes were amended effective October 24, 2003 to extend their due date to December 31, 2005 when holders representing more than 75% of the aggregate principal amount of the Notes and PIK Notes agreed to the extension. As consideration for this amendment the Company agreed to a partial pay down schedule for the PIK notes, commencing January 2004. The Company agreed to pay in cash each quarter an amount equal to 50% of the interest then due on the Notes and PIK Notes and the amounts so paid will be applied sequentially to retire the PIK Notes in the order issued until December 31, 2005. Subsequently, forbearance agreements were consummated with holders representing more than 75% of the aggregate principal amount of the Notes and PIK Notes in (i) July 2004 (with respect to interest due for the quarter ended June 30, 2004) and (ii) October 2004 (with respect to the quarters ended September 30, 2004 and December 31, 2004) to defer the payment of interest for the three quarters ended December 31, 2004 until December 31, 2005. Under the Stellar Transaction described in
Item 1, the term of the notes is extended to and all interest accrued on the Notes and PIK Notes as of March 31, 2005 will be payable on December 31, 2007.

    The table below summarizes the Company's major commitments as of December 31, 2004:


                                                                        Payments due by period
           Contractual Obligations                 Total       Less than 1 year   1 - 3 years  3 - 5 years  More than 5
                                                                                                               years
Long-term debt                                    $1,333,279                 --    $1,333,279           --          --
Operating leases                                      22,900            $22,900            --           --          --
                                               -------------- ------------------ ------------- ------------ -----------
Total                                             $1,356,179            $22,900    $1,333,279           --          --
                                               ============== ================== ============= ============ ===========


    The Company relies primarily on the timeliness and amount of accounts receivable collections to fund these obligations. As a result of prior losses and prior negative cash flows, the Company experienced a significant decline in available liquidity in 2001 and 2002. The Company improved its liquidity by securing private placement financing in July 2001, by generating positive cash flow from operations, by reaching settlement agreements with virtually all of its legacy creditors, and in December 2002 by replacing its credit facility with Comerica Bank, which was scheduled to expire on December 31, 2002, with the BFI facility. By the end of 2004, the Company's liquidity had been severely impacted by the losses incurred during the year. The Company believes that the proceeds from the Stellar Transaction, when combined with the planned results from operations and the proceeds from the BFI credit facility, will be adequate to fund its operations at least through the end of 2005.

    On March 25, 2004, the Company retained the services of an investment banking firm to help the Company explore its strategic alternatives. The Company made monthly payments totaling $24,000 including expense reimbursement prior to terminating the agreement on June 25, 2004, after which the Company continued to explore its tactical and strategic alternatives

Forward-Looking Information

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

      The Company has a very high concentration of revenues from a single customer. Last year, the customer notified the Company of a significant reduction in its need for the Company's consultants. See Item 1 (Customers and Markets). If the Company were unable to substantially replace the lost revenues from this customer, or the customer were to significantly reduce its level of business with the Company further, or the customer were to change the terms under which it is willing to do business with the Company or substantially delay payments due to the Company, the Company's business could be adversely affected and there can be no assurance that the Company would be able to continue as a going concern.

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

    Reliance on internally generated cash or debt to complete acquisitions could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use shares of our common stock to consummate acquisitions will depend on our market value from time to time and the willingness of potential sellers to accept it as full or partial payment. Using shares of our common stock for this purpose also may result in significant dilution to then existing stockholders. To the extent that we are unable to use our common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital for this purpose through debt or additional equity financings. No assurance can be given that we will be able to obtain the necessary capital to finance a successful acquisition program or our other cash needs. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion. In addition to requiring funding for acquisitions, we may need additional funds to implement our internal growth and operating strategies or to finance other aspects of our operations. Our failure to (i) obtain additional capital on acceptable terms, (ii) to use internally generated cash or debt to complete acquisitions because it significantly limits our operational or financial flexibility, or (iii) to use shares of our common stock to make future acquisitions may hinder our ability to actively pursue our acquisition program.

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

    Our success will depend on the continuing efforts of our executive officer and will likely depend on the senior management of any significant businesses we acquire in the future. Each of our employment agreements with certain of our present and former senior management and other key personnel provides that the employee will not compete with us during the term of the agreement and following the termination of the agreement for a specified term (ranging from one to three years). In most states, however, a covenant not to compete will be enforced only to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement, does not unreasonably restrain the party against whom enforcement is sought and is not contrary to the public interest. This determination is made based on all the facts and circumstances of the specific case at the time enforcement is sought. Thus, there can be no assurance that a court will enforce such a covenant in a given situation. Failure to retain any of our key management personnel and to attract and retain qualified replacements could harm the implementation of our growth strategies.

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

Restructuring

    In 2002 and during the preceding years, the Company underwent significant managerial and operational changes in connection with our past corporate restructurings. Although we believe the restructurings will provide long-term benefits, there can be no assurance that these efforts will be successful. Furthermore, as explained in Item 1, the Company has recently undergone a change in control. There can be no assurance that the Company will be successful following this change in control.

ITEM 7A: Quantitative and Qualitative Disclosures About Market Risk

    Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in market prices and rates. The Company in the year ended 2004 and previous years was exposed to market risk due to competitive pressures on our billing rates. An immediate 10 percent reduction in all of our billing rates could have a material effect on the Company's results of operations over the next fiscal year. However, our contract with BCBS, our largest customer, calls for rates that are set for a one-year period and thus the likelihood of the rates at BCBS being reduced by 10 percent across the board is remote. A 10 percent change in our billing rates for our remaining customers, without a corresponding reduction in related costs, could have a material effect on the Company's results of operations over the next fiscal year.

    The Company's credit facility with BFI bears interest at variable rates; therefore, the Company's results of operations could also be affected by interest rate changes to the bank debt outstanding. An immediate 10 percent change in interest rates, however, would not likely have a material effect on the Company's results of operations over the next fiscal year.

    Finally, the Company was exposed to foreign currency exchange rate fluctuations due to the contingent realization of an earn-out provision associated with the sale in 2000 of the Company's Australian subsidiary. The Company did not realize any market risk associated with the earn-out provision, however, because the Company will not receive any payments under that provision.

ITEM 8: Financial Statements and Supplementary Data

    The consolidated financial statements and the supplementary financial information are included as an exhibit as described in Item 15.

ITEM 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

    There were no changes in or disagreements with our accountants during the 2004 year.

                                    PART III

ITEM 9A: Controls and Procedures

a) Evaluation of disclosure controls and procedures. Our chief executive officer, who is also our acting chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15e or 15d-15e as of the end of the period covered by this report (the "Evaluation Date"), has concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 13d-15.

b) Changes in internal controls. During our last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 10: Directors and Executive Officer of the Registrant

     For information with respect to our Directors and Executive Officer, see
Item I of this Annual Report on Form 10-K.

     The Audit Committee is comprised of Ms. Barrett, Mr. Zwahlen and Mr. Hudgins. All members are non-employee directors, except that pursuant to the Company's bylaws, the Chief Executive Officer is an ex-officio member of all standing committees. Ms. Barrett, Mr. Zwahlen and Mr. Hudgins are "independent" as defined under Rule 4200(a)(14) of the NASD's listing standards and Section 10A(m)(3) of the Exchange Act. The of Board of Directors has determined that Mr. Hudgins, the previous chair of the Audit Committee, is an "audit committee financial expert," as that term is defined in Item 401(h)(2) of Regulation S-K of the Exchange Act.

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

    Based on its review of such forms that it received, or representations from reporting persons that no other Forms 5 were required for such persons, the Company believes that, during fiscal 2004, all Section 16(a) filing requirements were satisfied on a timely basis, except that the Form 3 that was to be filed by Wendy Bryant, upon being appointed Corporate Secretary was not filed.

ITEM 11: Executive Compensation

    The following table contains information concerning compensation earned by the Chief Executive Officer who was also our acting Chief Financial Officer of BrightStar as of the end of 2004.


                           SUMMARY COMPENSATION TABLE



                                                                              Annual          Long Term
                                                                           Compensation       Compensation
                                                                      ---------------------- -------------
                                                                                              Securities
                                                                                              Underlying    All Other
Name                                        Title                      Salary(s)     Bonus      Options     Compensation
------------------------------ --------------------------------       ------------ --------- ------------- -------------
    Joseph A. Wagda            Chairman and Chief Executive
                                Officer                         2004  $345, 425(1)      $--            --            --
                                                                2003      333,333  29,167(2)           --            --
                                                                2002      291,664    25,000       750,000        36,750

Paul C. Kosturos               Chief Financial Officer          2004     72,990(3)       --            --            --
                                                                2003      125,000     5,500            --            --
                                                                2002      113,667     5,000        60,000            --




    (1) For 2004, Mr. Wagda's reported salary includes $12,092 of previously accrued vacation paid to him.

    (2) Mr. Wagda was awarded, as a bonus for 2003 an additional month of paid vacation. The cash value of the award is included in the chart based on his annual rate of salary at the time of the award.

    (3) Mr. Kosturos left the Company on August 3, 2004.


STOCK OPTIONS

    The following table contains information concerning the grant of stock options and restricted stock awards to each of our named executive officers included in the Summary Compensation Table during 2004 (inside and outside the Plans).



                     STOCK OPTION GRANTS IN 2004 FISCAL YEAR

                                           Individual Grants
                   -----------------------------------------------------------------
                     Number of      % of Total
                     Securities       Options
                     Underlying     Granted to       Exercise
                      Options      Employees in        Price          Expiration          Grant Date
     Name             Granted       Fiscal Year       ($/sh)             Date               Value
------------------ -------------- --------------- --------------- ------------------ --------------------
 Joseph A. Wagda             ---             ---             ---                ---                  ---
 Paul C. Kosturos            ---             ---             ---                ---                  ---


AGGREGATED OPTION EXERCISES IN 2004 AND YEAR-END OPTION VALUES

     The following table sets forth information for each of our named executive officers included in the Summary Compensation Table with respect to options to purchase our Common stock held as of December 31, 2004.

                                                                    NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS/AWARDS
                           SHARES ACQUIRED        VALUE           OPTIONS AT 12/31/04(#)(1)               AT 12/31/04($)(2)
                           ON EXERCISE(#)      REALIZED($)        EXERCISABLE/UNEXERCISABLE           EXERCISABLE/UNEXERCISABLE
                           ---------------      ----------        -------------------------           -------------------------
  Name
  Joseph A. Wagda...            --                 --                        --                                  --
  Paul C. Kosturos              --                 --                        --                                  --
----------

    (1) No stock appreciation rights (SARs) were outstanding during 2004.

    (2) The closing price of our common stock at December 31, 2004 was $0.01 per share.


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

    Directors who are not officers of BrightStar also participate in the 1997 and 2000 Plans. Under the 1997 and 2000 Plans, options to purchase 10,000 shares of our common stock are automatically granted to each non-employee director on the date such director is for the first time elected or appointed to the Board of Directors. Thereafter, each such director is automatically granted options to purchase 10,000 shares on the date of each annual stockholders meeting provided that such options shall be reduced by that portion of the prior twelve-month period in which a director was not a director of the Company. The exercise price for all non-employee director options granted under the 1997 and 2000 Plans is 100% of the fair market value of the shares as of the grant date. All such options are immediately exercisable and expire no later than ten years after the date of grant, unless sooner exercised. All outstanding director options as of February 12, 2002 were repriced to $0.05 per share (see Item 6: Selected Consolidated Financial Data).

EMPLOYMENT AGREEMENTS

    On February 15, 2002 the Company and Mr. Wagda entered into an agreement covering the terms of his employment by the Company. The terms of the agreement include annual salary compensation of $300,000 beginning May 1, 2002 increasing to $350,000 beginning May 1, 2003, the immediate vesting of stock and options upon a qualifying termination or a change of control and continuation of base salary for a period of 12 months in the event of a qualifying termination. The agreement also calls for an annual bonus of up to 200% of base salary based upon performance objectives to be agreed upon by the Company and Mr. Wagda. For the years ended December 31, 2003 and 2002, Mr. Wagda was given as a bonus an additional month of paid vacation, having an approximate value of $29,000 and $25,000, respectively. On October 21, 2003 the agreement between the Company and Mr. Wagda was amended to reflect the following changes: (i) an extension of its fixed term from April 30, 2004 to October 31, 2004, (ii) adding to the definition of a "qualifying termination" a resignation occurring between 90 and 180 days after a change in control and (iii) providing for incentive compensation upon the completion of certain strategic transactions involving the Company, the amount of which would be determined in part based on the increase in the price of the Company's common stock or securities received in exchange for its common stock above a specified base amount. Mr. Wagda is eligible to participate in all of the Company's employee benefit plans. Effective August 9, 2004, Mr. Wagda's employment agreement was amended to extend its term to December 21, 2005 (with automatic one year renewals unless 6 months notice is given), limit any severance to $150,000 paid over 6 months, reduce his salary to

$250,000 per annum starting November 1, 2004 (but paid at a rate of $350,000 per annum until any unused accrued vacation has been paid). Under the amendment, commencing July 1, 2005, Mr. Wagda's salary would be reduced to $150,000 per annum when Mr. Wagda may, in his discretion, engage in other activities not inconsistent with his obligations under the agreement. The amendment reaffirmed that the agreement is an obligation of the Company's principal operating subsidiary (of which he also is CEO). On February 1, 2005, Mr. Wagda's employment agreement was amended to reduce his annual rate of salary to $150,000 per year effective as of February 1, 2005 (rather than July 1, 2005) in exchange for devoting such time as required in his judgment to carry out his duties and responsibilities to the Company and he may undertake in his complete discretion other remunerated activities for his personal benefit not inconsistent with his responsibilities to the Company. The February amendment also eliminated future vacation accruals, and the severance and bonus entitlements payable under his prior agreement. Pursuant to the terms of the Stellar Transaction this agreement will be terminated on May 14, 2005.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2004, non-employee directors Ms. Barrett, Mr. Zwahlen and Mr. Hudgins served as members of the Compensation Committee. None of the Compensation Committee members or the named executive officer had any relationship that must be disclosed under this caption.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

    Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, the following report shall not be incorporated by reference into any such filings.

    Compensation Philosophy. In developing our executive compensation policies, the Compensation Committee has two principal objectives: (1) attracting, rewarding and retaining officers who possess outstanding talent, and (2) motivating officers to achieve BrightStar performance consistent with stockholder objectives. Accordingly, the Compensation Committee has adopted the following policies:

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

    Bonuses. Pursuant to an employment agreement, Mr. Wagda was eligible to receive a bonus of up to 200% of base salary based upon the achievement of agreed-upon performance goals for 2004. The actual bonus (that is, the percentage of the target bonus) that any officer (other than the Senior Executive Officer, as defined below) actually receives depends on the achievement of both corporate and individual objectives and financial performance goals. Typical business unit objectives include, for example, revenue and profitability objectives.

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

    In fiscal 2004, the Compensation Committee made all stock based compensation determinations for the Mr. Wagda the Chief Executive Officer of the Company. For all other potential grants, the Chief Executive Officer (Mr. Wagda) was authorized to make these determinations, in consultation with the Compensation Committee.

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

                                            Compensation Committee

                                            Thomas Hudgins, Chairman
                                            W. Barry Zwahlen
                                            Jennifer Barrett

COMPANY STOCK PERFORMANCE

    The following chart sets forth a comparison of the cumulative total stockholder return on the Company's Common Shares for the period beginning on December 31, 1998 and ending December 31, 2004, the last trading day in fiscal 2004, as compared with the cumulative total return of the S&P 500 Index and a Peer Group Index. The Peer Group consists of the Nasdaq Computer & Data Processing Index. This graph assumes an investment of $100 on December 31, 1998 in each of Common Shares, the S&P 500 Index and the Peer Group Index, and assumes reinvestment of dividends, if any. The Company was subsequently transferred to the OTC Bulletin Board on July 23, 2001 (see Item 5: Market for Registrant's Common Equity and Related Stock Matters). The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.


Brightstar Information Technology -NASB

                                                                    Cumulative Total Return
                                           ------------------------------------------------------------------
                                                  12/99       12/00        12/01       12/02        12/03       12/04



BRIGHTSTAR INFORMATION TECHNOLOGY GROUP          100.00        4.55         0.69        0.12         1.21        0.16
S & P 500                                        100.00       90.89        80.09       62.39        80.29       89.02
NASDAQ COMPUTER & DATA PROCESSING                100.00       51.77        37.44       26.67        37.90       42.79



ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The following table sets forth certain information with respect to all of the Company's Equity Compensation Plans at December 31, 2004.

                                         Issued restricted shares
                                       and number of securities to    Weighted-average exercise or       Number of securities
                                        be issued upon exercise of    stated price of outstanding      remaining available for
              Plan category                outstanding options,      options, warrants, rights and      future issuance under
                                           warrants and rights              restricted stock          equity compensation plans
              -------------              -------------------------   ------------------------------   ----------------------------
        Equity compensation plans
          approved by security holders:
         Price  $0.01 - $0.10                   1,188,310                        $0.05
                                                ---------
            Subtotal                            1,188,310                        $0.05                        3,808,010
        Equity compensation plans
         not approved by security
         holders
         Price  $1.00                              40,000                        $1.00
                                                   ------
                Subtotal                           40,000                        $1.00                           N/A
                                                   ------
                  Total                         1,228,310 (1)

     (1) This total does not include 2,000,000 shares of restricted common stock that are already included in the Company's total outstanding shares as of December 31, 2004. Of the 2,000,000 shares, 1,000,000 restricted common stock shares were issued inside of the Plans in 2002 and 1,000,000 restricted common stock shares were issued outside of the Plans in 2002.

    As of December 31, 2004, equity compensation plans not approved by security holders consist of 40,000 options with an exercise price of $1.00 per share to the son of Mr. Wagda, the Company's CEO, who worked as an independent contractor for the Company on special projects during the fourth quarter of 2000 and the first quarter of 2001. His compensation consisted of cash payments of $18,600 for 2001 and the 40,000 options.

    The following table contains certain information regarding beneficial ownership of our common stock as of April 14, 2005 by (i) persons known to us to be the beneficial owner of more than 5% of our common stock, and their respective addresses (ii) each of our current directors, (iii) the Chief Executive Officer and our other executive officers, and (iv) all directors and executive officers as a group.

                                                                                   SHARES BENEFICIALLY OWNED
                                                                                   -------------------------
                                                                           NUMBER(1)                         PERCENT
                                                                           --------                          -------
                      5% BENEFICIAL OWNERS:
                      Stellar McKim LLC (4)                              524,252,862                         94.7%




     NON-EMPLOYEE DIRECTORS: (2)
                                  Jennifer T. Barrett......                170,000                            0.0%
                                  W. Barry Zwahlen.........                170,000                            0.0%
                                  Thomas A. Hudgins........                304,343                            0.1 %
                                EXECUTIVE OFFICERS: (3)
                                  Joseph A. Wagda..........              3,612,136                            0.7%

                                All directors and executive officers as a
                                 group (4 persons).........              4,256,479                            0.8%
----------

     (1) Represents shares held directly and indirectly and with sole voting and investment power, except as noted, or with voting and investment power shared with a spouse.

     (2) Includes immediately exercisable options to purchase 170,000 shares of common stock, for Ms. Barrett, Mr. Zwahlen and Mr. Hudgins.

     (3) Does not include 765,561 shares of common stock issuable on conversion of convertible notes beneficially owned by Mr. Wagda and 114,879 shares of common stock issuable on exercise of warrants related to the convertible notes. Pursuant to the Stellar Transaction described in
          Item 1, the shares described in the prior sentence would be extinguished and he would be issued 1,903,536 shares representing his pro rata portion of the 13.869 million shares being issued to the holders of the series 1 Convertible Subordinated Notes. These shares are included in the preceding table.

     (4)  On April 14, 2005, the Company issued to Stellar McKim LLC ("Stellar")
          (i) 41,487,929 shares of Common Stock, representing approximately 57.6% of BrightStar's currently authorized shares for $213,415 in cash, and (ii) 136,585 shares of Series A Preferred Stock, which are convertible into 482,764,933 shares of the Company's Common Stock for $136,585 in cash. Authorization of the common stock underlying the Series A Preferred Stock issued to Stellar in the Stellar Transaction is subject to stockholder approval. Upon such approval and conversion of its Series A Preferred Stock, Stellar will own 94.5% of the common stock of BrightStar, on a fully diluted basis. In addition, the Series A Preferred Stock has voting rights based on the number of shares of Common Stock into which it is convertible. Therefore, immediately after the consummation of the Stellar Transaction, Stellar has approximately 94.7% of the voting power held by stockholders of the Company in all matters upon which stockholders may vote.

ITEM 13: Certain Relationships and Related Transactions

    The Company was obligated to pay Altamont Capital Management, Inc. ("Altamont"), a company wholly owned by Joseph A. Wagda and his spouse, $101,130 for services performed by Mr. Wagda as a consultant to the Company prior to Mr. Wagda joining the Company as Chief Executive Officer. This debt was satisfied in July 2001 by converting it into a convertible note payable, as part of the private placement of Series 1 Convertible Subordinated Notes offering of the Company's operating subsidiary completed on July 26, 2001.

    As part of the private placement completed on July 26, 2001 members of the then senior management, including Mr. Wagda participated in the offering. Notes issued to Mr. Wagda and Altamont totaled $151,130 at the initial offering and currently total $172,634 in principal amount after giving effect to notes currently held that were issued in lieu of interest and partial payments of principal on the notes in 2004.

    In March of 2004, the Company acquired a 49% interest in BrightStar Technology Services, LLC (LLC), a Delaware limited liability company formed and 51% owned by Mr. Wagda to pursue government contracts that have been designated by the federal and certain state governments for award to businesses that are 51% owned and managed by veterans with at least a 10% service connected disability. Overhead expenses of the LLC are to be initially borne by BrightStar and charged to the LLC. Pursuant to the LLC's operating agreement, such amounts borne by BrightStar are to be recovered by it prior to any distribution of the LLC's profits. Either Mr. Wagda or BrightStar may terminate their participation in the LLC and either party may buy out the other pursuant to procedures described in the operating agreement, a copy of which is set forth as exhibit
10.42. The LLC did not perform any services in 2004 and currently is dormant.

    Pursuant to the Stellar Transaction, the Company also entered into an Omnibus Agreement, (as amended, the "Omnibus Agreement") with Stellar, BrightStar Information Technology Services, Inc. ("Services"), the Company's principal operating subsidiary, and each holder (each a "Holder" and collectively the "Holders") of Service's Series 1 Convertible Subordinated Promissory Notes (the "Notes") pursuant to which Stellar acquired all of the Notes from the Holders. Pursuant to the Omnibus Agreement and the Purchase Agreement, the warrants that were originally issued in connection with the issuance of the Notes were cancelled, the conversion feature of the Notes was eliminated, the maturity of the Notes, as well as the due date for interest accrued at March 31, 2005, was extended until December 31, 2007 and the Company issued 13,869,121 shares of common stock to the Holders. Mr. Wagda is the only director or officer of the Company who is also a Holder.

ITEM 14: Principal Accountant Fees and Services

    Audit Fees

    It is estimated that the total fees that will be billed to the Company by Stonefield Jospehson, Inc. ("Stonefield") for auditing the Company's 2004 fiscal year financial statements will be approximately $25,000. Fees billed to the Company by Stonefield for auditing the Company's 2003 financial statements totaled $34,000. Fees billed to the Company by Stonefield for performing the quarterly reviews of the financial statements that were included in the Company's quarterly reports on Form 10-Q for the years 2003 and 2004 were $4,000 and $5,000, respectively.

    Audit-Related Fees

    The Company did not engage Stonefield to provide any additional audit-related advice.

    Tax Fees

    The Company engaged Bregante+Company to provide tax services during the Company's 2004 fiscal year. Fees billed to the Company by Bregante totaled $11,000 for income tax services related to 2003. The Company did not engage Stonefield for any income tax services. The Audit Committee believes that the income tax services provided and the fees charged are compatible with maintaining Bregante's independence.

    All Other Fees

    The Company engaged Stonefield to provide the audit of the employee benefit plan for the Company's 2004 and 2003 fiscal years. It is estimated that the total fees that will be billed for 2004 will be $5,000. The total fees billed for 2003 were $5,000. These fees were borne by the employee benefit plan. The Audit Committee believes that the other services provided and the fees charged are compatible with maintaining Stonefield's independence.

    All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Stonefield was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

                                     PART IV

ITEM 15: Exhibits, Financial Statement Schedules

(a) The following consolidated financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated.

          (1) Financial Statements: The following financial statements and notes thereto, and related Independent Auditors Report, are filed as part of this Form 10-K as follows:

                      Independent Auditors' Reports.

                      Consolidated Balance Sheets at December 31, 2004 and 2003.

                      Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.

                      Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002.

                      Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

                      Notes to Consolidated Financial Statements.

         (2) Financial Statement Schedule: The following financial statement schedule of the Company and the related Independent Auditors Report are filed as part of this Form 10-K.

                      Schedule II -- Valuation And Qualifying Accounts


         (3) Exhibits: Incorporated herein by reference is a list of the Exhibits contained in the Exhibit Index which begins on sequentially numbered page 49 of this Annual Report on Form 10-K..

(b) See Item 15(a)

(c) All other financial statement schedules have been omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2005.

                                   BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.


                                   By: /s/ Joseph A. Wagda
                                      ------------------------------------------

                                       Joseph A. Wagda
                                       Chief Executive Officer
                                      (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

           SIGNATURE                                 TITLE                          DATE
  -------------------------        ----------------------------------------  -----------
      /s/ Joseph A. Wagda          Chief Executive  Officer and Chairman of  April 15, 2005
  -----------------------          the Board of Directors
      Joseph A. Wagda              (Principal  Executive Officer and Acting
                                   Principal Financial Officer)


      /s/ Jennifer T. Barrett      Director                                  April 15, 2005
  ---------------------------
      Jennifer T. Bartlett

      /s/ W. Barry Zwahlen         Director                                  April 15, 2005
  ------------------------
      W. Barry Zwahlen

      /s/ Thomas A. Hudgins        Director                                  April 15, 2005
  -------------------------
      Thomas A. Hudgins


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BrightStar Information Technology Group, Inc.

We have audited the accompanying consolidated balance sheet of BrightStar Information Technology Group, Inc as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrightStar Information Technology Group, Inc. as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principals generally accepted in the United States of America.


/s/ STONEFIELD JOSEPHSON, INC.

Walnut Creek, California
April 4, 2005



                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                December 31, December 31,
                                                                                                  2004          2003
                                                                                                ------------ ------------

                                         ASSETS
Current assets:
  Cash .......................................................................................         $43         $125
  Trade accounts receivable, net of allowance for doubtful
     accounts of $18 in 2004 and $30 in 2003..................................................         486          537
  Unbilled revenue............................................................................           5           40
  Prepaid expenses and other..................................................................          34          117
                                                                                                ------------ ------------
          Total current assets................................................................         568          819
Property and equipment........................................................................         446          437
  Less-accumulated depreciation...............................................................        (408)        (389)
                                                                                                ------------ ------------
  Property and equipment, net.................................................................          38           48
Goodwill......................................................................................          --        1,748
                                                                                                ------------ ------------
          Total assets........................................................................        $606       $2,615
                                                                                                ============ ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit..............................................................................        $218          $--
  Accounts payable............................................................................          90           81
  Accrued salaries and other expenses.........................................................         350          320
  Convertible notes payable, current portion..................................................          --           38
                                                                                                ------------ ------------
          Total current liabilities...........................................................         658          439
Convertible notes payable, net................................................................       1,258        1,203
Corporate legacy liabilities - long term......................................................          --           11
Other liabilities.............................................................................          75            2
Commitments and contingencies.................................................................          --           --
Stockholders' (deficiency)/ equity:
  Common stock, $0.001 par value; 72,000,000  shares authorized;
    15,287,968 and 15,286,788 shares issued and outstanding in 2004
    and 2003 (excluding 255,000 shares held in treasury), respectively........................          16           16
  Additional paid-in capital..................................................................      99,925       99,925
  Unearned compensation.......................................................................          (1)         (11)
  Treasury stock..............................................................................        (118)        (118)
  Accumulated deficit.........................................................................    (101,207)     (98,852)
                                                                                                ------------ ------------
          Total stockholders' equity..........................................................      (1,385)         960
                                                                                                ------------ ------------
          Total liabilities and stockholders' equity..........................................        $606       $2,615
                                                                                                ============ ============


                 See notes to consolidated financial statements.




                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                             Year Ended December 31,
                                                                                       ---------------------------------
                                                                                           2004       2003       2002
                                                                                       ----------- --------- -----------

Revenue.............................................................................       $3,634     $5,852     $9,407
Cost of revenue.....................................................................        2,609      4,157      6,328
                                                                                       ----------- --------- -----------
Gross profit........................................................................        1,029      1,695      3,079
Operating expenses:
  Selling, general and administrative...............................................        1,453      1,685      2,939
  Settlements of accrued liabilities................................................          (12)        --       (260)
  Impairment of goodwill............................................................        1,748         --         --
  Depreciation and amortization.....................................................           19         27        106
                                                                                       ----------- --------- -----------
          Total operating expenses..................................................        3,208      1,712      2,785

  Income (loss) from operations.....................................................       (2,183)       (17)       294
  Settlements of legacy liabilities and other income (expense)......................           --         82      2,363
  Interest expense, net.............................................................         (172)      (203)      (157)
                                                                                       ----------- --------- -----------
  Income (loss) from continuing operations before income taxes......................       (2,355)      (138)     2,500
Income tax provision (benefit)......................................................           --         --       (128)
                                                                                       ----------- --------- -----------
Income (loss) from continuing operations before cumulative effect of change in
 accounting principle...............................................................       (2,355)      (138)     2,628
Cumulative effect on prior years of retroactive application of new goodwill methods,
 net of tax.........................................................................           --         --     (9,945)
                                                                                       ----------- --------- -----------
          Net loss..................................................................      $(2,355)     $(138)   $(7,317)
                                                                                       =========== ========= ===========

Net income (loss) per share (basic and diluted):
Continuing operations...............................................................       $(0.15)    $(0.01)     $0.18
  Change in accounting principle....................................................           --         --      (0.66)
                                                                                       ----------- --------- -----------
  Net loss..........................................................................       $(0.15)    $(0.01)    $(0.48)
                                                                                       =========== ========= ===========


Weighted average shares outstanding (basic and diluted):............................   15,287,829 15,286,788 15,020,562
                                                                                       ========== ========== ==========


                 See notes to consolidated financial statements




                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)




                                                                         Common Stock     Additional  Unearned    Treasury
                                                                         -----------------
                                                                         Shares     Amount Paid-In-  Compensation  Stock
                                                                                           Capital
                                                                         ---------- ------ --------- ------------ --------
Balance, December 31, 2001............................................   13,264,288    14    99,732          --    (118)
  Warrants issued with convertible notes..............................           --    --         7          --      --
  Compensation expense associated with stock options..................           --    --        18         (17)     --
  Common stock option repricing.......................................           --    --        17         (16)     --
  Compensation expense associated with restricted stock...............    1,000,000     1        59         (55)     --
  Amortization of unearned compensation...............................           --    --        --          41      --
  Common stock issued to executive officers...........................    1,000,000     1        59          --      --
  Common stock issued for settlement of legacy liabilities ...........       20,000    --        10          --      --
  Net Loss                                                                       --    --        --          --      --
                                                                         ---------- ------ --------- ------------ --------
Balance, December 31, 2002 ...........................................   15,284,288    16    99,902         (47)   (118)
 Warrants issued with convertible notes ..............................           --    --         1          --      --
 Amortization of unearned compensation ...............................           --    --        --          36      --
 Variable stock option expense .......................................           --    --        17          --      --
  Stock option and warrant expense ...................................           --    --         5          --      --
  Stock options exercised ............................................        2,500    --        --          --      --
  Net Loss                                                                       --    --        --          --      --
                                                                         ---------- ------ --------- ------------ --------
Balance, December 31, 2003 ...........................................   15,286,788    16   $99,925        $(11)  $(118)
 Amortization of unearned compensation ...............................           --    --        --          10      --
  Stock options exercised ............................................        1,180    --        --          --      --
  Net Loss ...........................................................           --    --        --          --      --
                                                                         ---------- ------ --------- ------------ --------
Balance, December 31, 2004 ...........................................   15,287,968    16   $99,925         $(1)  $(118)
                                                                         ========== ====== ========= ===========  ========



                                                                                                  Total
                                                                                   Accumulated Stockholders' Comprehensive
                                                                                     Deficit     Equity     Income (Loss)
                                                                                     -------     ------     -------------
Balance, December 31, 2001 ............................................               (91,397)    8,231         $(2,737)
                                                                                                           =============
 Warrants issued with convertible notes ...............................                    --         7
 Compensation expense associated with stock options ...................                    --         1
 Common stock option repricing ........................................                    --         1
 Compensation expense associated with restricted stock ................                    --         5
 Amortization of unearned compensation ................................                    --        41
 Common stock issued to executive officers ............................                    --        60
 Common stock issued for settlement of legacy liabilities .............                    --        10
 Net Loss                                                                              (7,317)   (7,317)         (7,317)
                                                                                    ---------   -------         -------
Balance, December 31, 2002 ............................................               (98,714)    1,039          (7,317)
 Warrants issued with convertible notes ...............................                    --         1
 Amortization of unearned compensation ................................                    --        36
 Variable stock option expense ........................................                    --        17
  Stock option and warrant expense ....................................                    --         5
  Stock options exercised .............................................                    --        --
  Net Loss ............................................................                  (138)     (138)           (138)
                                                                                    ---------   -------         -------
Balance, December 31, 2003 ............................................               (98,852)      960            (138)
 Amortization of unearned compensation ................................                    --        10
  Stock options exercised .............................................                    --        --
  Net Loss ............................................................                (2,355)   (2,355)         (2,355)
                                                                                    ---------   -------         -------
Balance, December 31, 2004 ............................................             $(101,207)  $(1,385)        $(2,355)
                                                                                    =========   =======         =======



                 See notes to consolidated financial statements




                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                                Year    Year     Year
                                                                                                Ended   Ended    Ended
                                                                                               December December December
                                                                                                31,      31,       31,
                                                                                                2004    2003      2002
                                                                                               -------- ------- ----------

Operating activities:
  Net loss ...............................................................................     $(2,355)  $(138) $(7,317)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Noncash gains on settlement of liabilities and deconsolidation of subsidiary .........         (11)    (35)  (2,345)
    Depreciation and amortization ........................................................          74     109      151
    Changes to allowance for doubtful accounts ...........................................          --     110     (160)
    Compensation expense on issuance of common stock .....................................          --      --       --
    Compensation expense on issuance of common stock options and warrants ................          10      59       47
    Impairment of goodwill ...............................................................       1,748      --       --
    Cumulative effect of change in accounting principle ..................................          --      --    9,945
    Changes in operating working capital:
      Trade accounts receivable ..........................................................          51      69    1,380
      Income tax refund receivable .......................................................          --      --      105
      Unbilled revenue ...................................................................          35       1      (41)
      Prepaid expenses and other .........................................................          83      37      131
      Accounts payable ...................................................................           9     (88)    (590)
      Accrued salaries and other accrued expenses ........................................          30     (98)    (438)
      Deferred revenue ...................................................................          --      --      (14)
      Corporate legacy liabilities .......................................................          --     (59)    (452)
      Other liabilities ..................................................................          35      --       --
                                                                                               -------- -------- ---------
         Net cash provided by (used in) operating activities .............................        (291)    (33)     402
Investing activities:
  Proceeds from sale of property and equipment ...........................................          --      --       --
   Capital expenditures ..................................................................          (9)     (2)      (8)
                                                                                               -------- -------- ---------
         Net cash used in investing activities ...........................................          (9)     (2)      (8)
Financing activities:
  Net borrowing (payments) under line of credit ..........................................         218      --     (419)
  Net proceeds from issuance of convertible notes payable ................................          --      --       --
                                                                                               -------- ------- ----------
Net cash used in financing activities ....................................................         218      --     (419)
                                                                                               -------- ------- ----------
Net increase (decrease) in cash ..........................................................         (82)    (35)     (25)
Cash:
  Beginning of period ....................................................................         125     160      185
                                                                                               -------- ------- ----------
  End of period ..........................................................................         $43    $125     $160
                                                                                               ======== ======= ==========

Supplemental information:
  Interest paid ..........................................................................         $79     $20      $27
                                                                                               ======== ======= ==========
  Income taxes paid ......................................................................         $--     $--       $8
                                                                                               ======== ======= ==========

                 See notes to consolidated financial statements






                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)




Supplemental disclosures of noncash investing and financing activities:



                                                                                                 Year    Year     Year
                                                                                                 Ended   Ended     Ended
                                                                                                December December December
                                                                                                  31,      31,     31,
                                                                                                  2004    2003    2002
                                                                                                ------------------------

Issuance of common stock at fair value in satisfaction of:
       Corporate legacy liabilities .......................................................          --      --     $10
       Accrued bonuses ....................................................................          --      --     $60

Noncash issuance of common stock warrants at fair value associated with notes payable .....          --      $1      $2

Noncash issuance of convertible notes at face value associated
    with interest due on notes payable ....................................................          --     $74     $91

Noncash issuance of notes at face value associated with short-
    term corporate legacy liabilities .....................................................          --      --    $211


                 See notes to consolidated financial statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)


(1) Summary of Significant Accounting Policies

    Basis of presentation -- BrightStar Information Technology Group, Inc. ("BrightStar" or "the Company") provides information technology services for its customers. We help organizations maximize their competitive advantage through the implementation and /or support of leading edge enterprise-level packaged-systems applications and legacy software systems by focusing primarily on serving clients in the healthcare and government markets. BrightStar also provides software support and training services to major corporations. We have approximately 20 employees and contractors. The Company has its headquarters in the San Francisco Bay Area with a field office near Dallas, Texas. We also have service-delivery locations throughout the United States, including Arizona, Arkansas, California, Florida, and Oregon.

    Principles of consolidation - The consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 include the accounts of the Company and its wholly-owned subsidiaries. On June 28, 2002, one of the Company's subsidiaries, BRBA, Inc. ("BRBA") (formerly Brian R. Blackmarr & Associates, Inc.) filed for liquidation under Chapter 7 of the bankruptcy code and the Company no longer controls BRBA. As a result, BRBA's financial position has not been included in the Company's consolidated results since the bankruptcy filing date. All significant inter-company accounts and transactions are eliminated in the consolidation.

    Use of estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimate in 2004 was related to the write off of goodwill. Actual results could differ from these estimates.

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

    Up until December 31, 2001, goodwill recorded in conjunction with the Founding Companies (Companies acquired concurrently with the closing of BrightStar's initial public offering) and all other acquisitions in 1998 was being amortized over 40 years on a straight-line basis. Goodwill associated with the acquisition of ISC in 1999 was being amortized over 20 years on a straight-line basis. Management determined the twenty-year life for Integrated Systems Consulting ("ISC") goodwill based upon the nature of ISC's SAP software consulting practice, along with the assembled workforce of highly skilled consultants and the demand for information technology services. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability, and, if warranted, impairment or adjustments to the period affected is recognized. Total amortization of goodwill amounted to $0 for 2004, 2003 and 2002, respectively. See the "Recent pronouncements" paragraph in Note (1) for the treatment of goodwill for the years beginning on January 1, 2002; also see Note (5).

    As a result of the Company's evaluation of multiple strategic transaction proposals during 2004, the Company determined that goodwill recorded as of December 31, 2004 was impaired. The Company entertained several arms length merger or acquisition proposals during 2004 and 2005 and determined that none of the offers placed any value on the Company's goodwill. As a result of entering into the Stellar Transaction (See Note 15), the Company considered the transaction an event that required a review of its goodwill value for impairment, under SFAS No. 142. Consequently, the Company determined that its goodwill had no value and wrote off all remaining goodwill at December 31, 2004.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)

    Income taxes -- The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, the Company has recorded a valuation allowance for deferred taxes as of December 31, 2004 and 2003. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made. Income tax receivables are recognized for the actual amounts refundable.

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

    Earnings per share (EPS) --Basic EPS is calculated using income available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options, warrants and conversion of notes payable. Potentially dilutive securities, consisting of 5,468,784 shares issuable upon conversion of notes, 1,076,995 shares issuable upon exercise of warrants, and 1,185,810 shares issuable upon exercise of stock options as of December 31, 2004, are excluded from the computation as their effect is anti-dilutive. Treasury shares of 255,000 at December 31, 2004 and 2003 have also been excluded from the computation from the date of reacquisition. Potentially dilutive securities totaling 7,771,589 and 8,040,172 at December 31, 2004 and 2003, respectively, are excluded from their respective computations, as their effect is antidilutive.

    Pro forma disclosures required under SFAS 148 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                                                                    For years ended
                                                                                               -------------------------
                                                                                                  2004     2003     2002
                                                                                               --------- ------- --------
Net loss, as reported ......................................................................     $(2,355)  $(138) $(7,317)
Add: Stock based employee compensation expense
                included in reported income, net of related tax ............................          --      --       --
Deduct: Total stock-based employee compensation
                expenses determined under fair value based
                method for all awards, net of related tax effects ..........................          --     (34)  (1,469)
                                                                                               ---------- ------ --------
Pro forma net loss .........................................................................     $(2,355)  $(172) $(8,786)
                                                                                               ========== ====== =========

Pro forma basic and diluted income (loss) per share:
   Basic - as reported .....................................................................      $(0.15) $(0.01)  $(0.49)
   Basic - pro forma .......................................................................      $(0.15) $(0.01)  $(0.58)
   Diluted - as reported ...................................................................      $(0.15) $(0.01)  $(0.49)
   Diluted - pro forma .....................................................................      $(0.15) $(0.01)  $(0.58)


    Compensation cost for the years ended December 31, 2004, 2003 and 2002 was calculated in accordance with the binomial model, using the following weighted average assumptions: (i) expected volatility of 123%, 123% and 114%; (ii) expected dividend yield of 0% in all three years; (iii) expected option term of 10 years in all three years; (iv) risk-free rates of return of 1.74%, 1.745% and 5.50% and (v) expected forfeiture rates of 40%, 40% and 38%, respectively.

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

    Fair value of financial instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short-term nature of these items. The fair value is not readily determinable for the bank credit facility, convertible notes payable and legacy liabilities because of the past due nature of the legacy liabilities and the lack of comparable credit facilities readily available to the Company. As of December 31, 2004 and 2003, respectively, the bank credit facility and convertible notes payable were collectively carried at $218 and $0 and $1,257 and $1,203 and the legacy liabilities were carried at $0 and $11, respectively.

    Recent pronouncements -- During April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in such transactions.

    In December 2003 the FASB concluded to revise certain elements of FIN 46. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The adoption did not have a material impact on the Company's financial position or results of operations.

    In May, 2003 the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It required that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The provisions of this Statement were effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact to the Company's financial position or results of operations.

    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

    In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)

    In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

    In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions--FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction of Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

 (2) Property and Equipment

    Property and equipment consist of the following:

                                               December 31,
                                               ------------
                                              2004      2003
                                              ----      ----
Computer equipment and software.......     $   346   $   337
Furniture, fixtures and office equipment       100       100
                                           -------   -------
          Total.......................         446       437
Accumulated depreciation  and
 amortization..........................      (408)     (389)
                                          --------  -------
          Property and equipment, net.     $    38   $    48
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

    The Company also performed annual test as of October 1, 2004 and 2003 as required by SFAS No. 142. After performing this impairment test, it was determined that there was no additional goodwill impairment loss to be recorded in the fourth quarter of 2003. The quoted market price of the Company's stock price as of October 1, 2004 and 2003 was used as the fair value to measure the impairment.

    During 2002, as part of the Company's implementation of SFAS No. 142, the Company also wrote off $45 related to an intangible asset. The reduction was also included in the change in accounting principle amount.

    As a result of the Company's evaluation of multiple strategic transaction proposals during 2004, the Company determined that goodwill recorded as of December 31, 2004 was impaired. The Company entertained several arms length merger or acquisition proposals during 2004 and 2005 and determined that none of the offers placed any value on the Company's goodwill. As a result of entering into the Stellar Transaction (See Note 15), the Company considered the transaction an event that required a review of its goodwill value for impairment, under SFAS No. 142. Consequently, the Company determined that its goodwill had no value and wrote off all remaining goodwill at December 31, 2004.

(4) Credit Facility

    On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $750, to replace the recently extended credit facility with Comerica Bank, which was scheduled to expire on December 31, 2002. Under the BFI agreement, available borrowings will be up to 85% of accounts receivable, after reduction for ineligible accounts, similar to our Comerica arrangement. The interest rate on outstanding balances will be at prime plus 4% per annum, plus a monthly administrative fee of 0.50% per month calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company will be not less than $1 per month for the first six months, escalating to $2 per month for the remaining term of the agreement. In December 2004, the agreement with BFI automatically renewed for an additional two years.


(5) Accrued Salaries and Other Expenses

    Accrued salaries and other expenses consist of the following:

                                                      December 31,
                                                      ------------
                                                     2004     2003
                                                     ----     ----
Accrued payroll and payroll taxes............     $   145   $   163
Accrued professional fees....................          61        64
Other accrued expenses.......................         144        93
                                                  -------   -------
          Total accrued expenses.............     $   350   $   320
                                                  =======   =======


(6) Convertible Notes Payable, net

    Convertible notes payable, net consists of the following as of December 31:


                                                               2004     2003
                                                               ----     ----
Series 1 Convertible Subordinated Promissory Notes.......    $ 1,258  $ 1,283
  Less fundraising and warrant costs:
    Fundraising costs, net of amortization...............         --       10
    Warrant costs  associated with  convertible  notes, net
     of amortization......................................        --       32
                                                              ------    ------
          Subtotal fundraising costs.....................         --        42
                                                              ------    ------
 Notes payable, net......................................    $ 1,258  $  1,241
                                                              ======    ======
Convertible notes payable - short term ..................    $    --  $     38
                                                              ======    ======
Convertible notes payable - long term ...................    $ 1,258  $  1,203

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)

    On July 26, 2001, the Company completed a private placement through the issuance of approximately $1,100 of Series 1 Convertible Subordinated Promissory Notes (the "Notes") with warrants to a group of investors, including members of BrightStar's senior management. The Notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. The Notes are entitled to simple interest calculated at a rate per annum equal to 8%. The Company had the option to pay interest for the first year from the date of the Notes (subsequently extended for another year during the second quarter of 2002) by issuing additional Notes (the "PIK Notes") and warrants with the same terms as above. The Company elected to pay the interest due on the Notes from inception through June 30, 2003 by issuing PIK Notes totaling $182 and warrants totaling 118,867. In October 2003, the Company paid in cash the quarterly interest due on the Notes and PIK Notes for the quarter ended September 30, 2003. In addition, 70,000 warrants were issued to the placement agent for the transaction at an exercise price of $1.00 per share. Total warrants issued to investors have been valued at $144 under the provisions of APB No. 14 and EITF 00-27, and will be amortized as additional interest expense over the life of the debt. Amortization expense for the year ended December 31, 2004 and 2003 amounted to $42 and $63 respectively.

    The Notes and the PIK Notes were originally due and payable on July 1, 2004. However, the Notes and PIK Notes were amended effective October 24, 2003 to extend their due date to December 31, 2005 when holders representing more than 75% of the aggregate principal amount of the Notes and PIK Notes agreed to the extension. As consideration for this amendment the Company agreed to a partial pay down schedule for the PIK Notes, commencing January 2004. The Company agreed to pay in cash each quarter an amount equal to 50% of the interest then due on the Notes and PIK Notes and the amounts so paid will be applied sequentially to retire the PIK Notes in the order issued until December 31, 2005. Subsequently, forbearance agreements were consummated with holders representing more than 75% of the aggregate principal amount of the Notes and PIK Notes in (i) July 2004 (with respect to interest due for the quarter ended June 30, 2004) and (ii) October 2004 (with respect to the quarters ended September 30, 2004 and December 31, 2004) to defer the payment of interest for the three quarters ended December 31, 2004 until December 31, 2005. Under the Stellar Transaction described in
Note 15, the term of the notes is extended to and all interest accrued on the Notes and PIK Notes as of March 31, 2005 will be payable on December 31, 2007.


(7) Settlements of Legacy Liabilities and Other Income

    Settlements of legacy liabilities and other income consisted of the following for the years ended December 31:


                                                      2004        2003
                                                      ----        ----
Settlement of legacy liabilities.............      $     --      $  35
Legacy liabilities of insolvent subsidiary...            --         --
Other........................................            --         47
                                                         --         --
Total........................................      $     --      $  82
                                                         ==         ==


    During the 1st quarter of 2003, the Company was able to settle the remaining short term obligation of $94 resulting in a gain of $35.


 (8) Stockholders' Equity

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

                                                                                Shares or              WeightedWeighted
                                                                      Shares or  Options  Total Shares Average  Average
                                                                       Options    Issued
                                                                       Issued    Outside   Or Options  ExerciseRemaining
                                                                        Inside
                                                                      the Plans the Plans    Issued    Price     Life
                                                                      --------- ---------    ------    -----     ----
Options outstanding at December 31, 2001 ........................     1,684,447   620,060    2,304,507   $0.98  years
Exercisable at December 31, 2001 ................................     1,021,780   620,060    1,641,840
                                                                     =========== ========   ==========
Granted in 2002 .................................................     2,495,357 1,000,000    3,495,357   $0.05
Exercised .......................................................            --        --           --      --
Cancelled .......................................................    (1,410,603) (580,060)  (1,990,663)  $0.38
                                                                     ----------- --------   ----------
Options outstanding at December 31, 2002 ........................     2,769,201 1,040,000    3,809,201   $0.56  years
Exercisable at December 31, 2002 ................................     2,179,383 1,040,000    3,219,383
                                                                     =========== ========   ==========
Granted in 2003 .................................................        57,500    34,028       91,528   $0.08
Exercised .......................................................        (2,500)       --       (2,500)  $0.05
Cancelled .......................................................      (459,388)       --     (459,388)  $0.39
Vesting and sale of restricted stock awards .....................      (180,000)       --     (180,000)     --
                                                                     ----------- --------   ----------
Options outstanding at December 31, 2003 ........................     2,184,813 1,074,028    3,258,841   $0.62  years
                                                                     =========== ========   ==========
Exercisable at December 31, 2003 ................................     1,994,604 1,052,918    2,227,522
Granted in 2004 .................................................         5,000        --        5,000   $0.05
Exercised .......................................................        (1,180)       --       (1,180)  $0.05
Cancelled .......................................................      (250,323)  (34,028)    (284,351)  $2.91
                                                                     ----------- --------   ----------
Options outstanding at December 31, 2004 ........................     1,938,310 1,040,000  2,978,310(a)  $0.05  years
                                                                     =========== ========   ==========
Exercisable at December 31, 2004 ................................     1,994,604 1,052,918 2,227,522 (b)

     (a) 1,188,310 and 40,000 options and restricted stock awards are outstanding at $0.01 - $0.10 and $1.00 respectively
     (b) 1,170,754 and 40,000 options and restricted stock awards are outstanding at $0.01 - $0.10 and $1.00 respectively

    As of December 31, 2004 and 2003, grants outside the Plans also include stock issued in lieu of the cash bonuses awarded in 2001 to Mr. Wagda and Mr. Czaja. On February 15, 2002, the compensation committee of the Board of Directors voted to issue fully-vested stock outside the Plans to Mr. Wagda and Mr. Czaja of 750,000 and 250,000 shares, respectively, in full satisfaction of cash bonuses awarded for 2001.

    On February 12, 2002, the compensation committee of the board of directors voted to take actions that resulted in the repricing of approximately 835,000 existing stock options to active participants under the Company's long-term incentive plans to a new exercise price of $0.05 per share, which was determined to be the fair market value by the Board of Directors based upon the prior 20-day average closing price. The market close price on February 12, 2002 was $0.07. Since the market closing price was greater than the exercise price of the newly granted options, the difference of $0.02 per share, approximately $17, was recorded as unearned compensation and was recognized over the remaining vesting period of the repriced options. These repriced stock options are accounted for as variable awards, and accordingly, the Company will record any increase of the fair market value of the underlying stock over the market closing price of $0.07 on the day of the repricing as compensation expense in the appropriate quarter. Since the closing price of the Company's stock was at $0.10 per share on September 30, 2003, the Company recorded a compensation expense of $17 in the third quarter of 2003. The third quarter of 2003 was the first quarter that the Company was required to record any compensation expense since the closing price at the end of each of the previous quarters of 2003 and 2002 was lower than $0.07. On December 31, 2004, the Company's closing stock price was $0.01 per share. The resulting compensation expense, with respect to the repriced options, was not material to operations.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)

    The Company also awarded on February 12, 2002 approximately 910,000 new options with respect to active participants under the Company's long-term incentive plans. The exercise price of all affected options was $0.05 per share, which was the fair market value as determined by the Board of Directors based upon the prior 20-day average closing price. The market closing price on February 12, 2002 was $0.07. Since the market closing price was greater than the exercise price of the newly granted options, the Company recorded compensation expense of $18, which was amortized monthly over 3 years, the vesting period of the grants. The unamortized portion was recorded as unearned compensation on the balance sheet as of December 31, 2002. For the years ended December 31, 2004, 2003 and 2002, the Company recorded a total of $7, $14 and $13, respectively, as an expense for the grant of new stock options.

    Also on February 15, 2002, the compensation committee voted to take actions that resulted in restricted stock awards to Mr. Wagda, the Company's Chief Executive Officer, and Mr. Czaja, the Company's Chief Financial Officer, of 750,000 and 250,000 shares, respectively. In return for granting of these shares, the stock options previously granted to Mr. Wagda and Mr. Czaja totaling 780,060 and 500,000 options (including 300,000 options granted to Mr. Czaja on February 12, 2002), respectively, were cancelled. The restricted stock grants were issued inside the Plans and vest monthly over a 2-year period. The Company recorded compensation expense of $60, which was amortized monthly over 2 years. For the years ended December 31, 2004, 2003 and 2002, the Company recorded a total compensation expense of $3, $22 and $34, respectively, for restricted stock grants.

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

    6. On July 26, 2001, the Company issued and sold approximately $1,100 of convertible notes to a group of investors, including members of BrightStar senior management. The notes are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. The notes are mandatorily convertible, at the Company's option, into common stock at $0.23 per share, subject to anti-dilution provisions, if: (i) the market price of the Company's common stock, determined on a 20-day moving average basis, equals or exceeds $0.50; and (ii) the investors may lawfully sell all of the common stock issuable upon conversion and the common stock issuable upon exercise of Warrants held by the investor, either under an effective registration statement, or under Rule 144; and (iii) at least $2,300 of the past due payables have been restructured. In addition, 70,000 warrants were issued to Brewer Capital Group, LLC, which acted as placement agent for the transaction, at an exercise price of $1.00 per share. The net proceeds of this transaction were used for general corporate purposes.
Effective August 3, 2004, the exercise price of these warrants was changed to $0.03 per share and the exercise period was extended to April 20, 2006.

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

    11. On May 6, 2003, 125,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.035 were issued to Westminster Securities as part of an investment-banking arrangement. The warrants will expire on May 6, 2008. On April 14, 2005, the Company exchanged the 125,000 warrants for 62,500 shares of the Company's common stock.

 (9) Income Taxes

    The components of income (loss) before income taxes from continuing operations and the related income taxes provided for the years ended December 31, are presented below:

                                     2004      2003       2002
                                   --------  --------   ------
Income (loss) before income taxes:
  Domestic.....................    $ (2,355) $   (138)  $  2,500
  Foreign:.....................          --         --        --
                                   ---------  --------  ---------
                                   $ (2,355) $   (138)  $  2,500
                                   ========= =========  ========

                                       2004      2003      2002
                                     --------  --------  ------
Provision (benefit) for income taxes:
  Current:
     Domestic...................  $      --  $      --  $  (128)
     Foreign....................         --         --        --
  Deferred:
     Domestic...................         --         --        --
     Foreign....................         --         --        --
                                  ---------  ---------  --------
          Total.................  $      --  $      --  $  (128)
                                  =========  =========  ========


    The Company's deferred tax assets, at an effective tax rate of 38.5%, are reflected below as of December 31:

                                    2004      2003
                                    ----      ----
Net operating losses..........    $ 7,481   $ 5,987
Bad debt reserves.............          7        12
Accrued expenses..............         36        33
Goodwill......................      4,376     4,914
Other.........................         --         --
                                 --------   --------
Net deferred tax asset........     11,900    10,946
Valuation allowance...........    (11,900)  (10,946)
                                  --------  --------
                                 $     --  $     --
                                  ========  ========

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)

    At December 31, 2004, the Company has a net operating loss carryforward ("NOL") of approximately $16,156 for federal income tax purposes, which will expire in years 2018 through 2023. Utilization of the federal NOL's and credits may be subject to a substantial annual limitation in the future if there were a "change in ownership" as defined by the Internal Revenue Code of 1986. Such a change in ownership would likely result in the expiration of the great majority of the NOL's before utilization. The Stellar Transaction described in Note 15 is expected to trigger a change in ownership which will severely limit the use of our tax attributes in the future.


     The table below reconciles the expected U.S. federal statutory tax to the recorded income tax as of December 31:

                                                    2004      2003      2002
                                                  --------  --------  ------
Provision (benefit) at statutory tax rate.....    $ (801)    $ (29) $ (2,488)
Valuation allowance...........................      (954)     (428)      551
Goodwill write off............................     1,748        --        --
NOL reduction due to BRBA Chapter 7 filing...         --        --     2,161

Other, net...................................          7       457      (352)
                                                       -       ---     -----
          Total...............................    $   --     $  --   $  (128)
                                                      ==        ==     =====

(10) Employee Benefit Plans

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

(11) Litigation

On January 17, 2005, the Company received service of an action filed by the State of Texas in the 353d Judicial District of the District Court of Travis County, Texas (Cause No. GV500031) against the Company and BRBA, Inc., its former wholly owned subsidiary, for sales taxes, interest, penalties and attorney fees for the period 1997 through 2004 in the aggregate amount of $666,387, plus future interest. BRBA, Inc. was liquidated in a chapter 7 proceeding that was completed in 2002 and the Company no longer has any responsibility for its affairs.

      The Company believes that the suit against it is without merit. However, to avoid the cost and time required to adjudicate this matter, it entered into a contingent settlement agreement on January 19, 2005 whereby the action against the Company will be dismissed, provided the State of Texas receives $25 from the Company on or before May 12, 2005. The Company currently intends to make such payment on or before May 12, 2005.

    In addition, the Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation will not have a materially adverse effect on the Company's financial condition.

(12) Commitments and Contingencies

    The Company leases office space and computer and office equipment under various operating lease agreements that expire at various dates through December 2005. Minimum future commitments under these agreements for the years ending December 31 are: 2005, $15; 2006, $0; and 2007, $0.

    Rent expense was $65, $68 and $223 during the periods ended December 31, 2004, 2003, and 2002, respectively.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)

    Employment Agreements -- On February 15, 2002 the Company and Mr. Wagda entered into an agreement covering the terms of his employment by the Company. The terms of the agreement include annual base salary of $300 beginning May 1, 2002 increasing to $350 beginning May 1, 2003, the immediate vesting of stock and options upon a qualifying termination or a change of control and continuation of base salary for a period of 12 months in the event of a qualifying termination. The agreement also calls for an annual bonus of up to 200% of base salary based upon performance objectives to be agreed upon by the Company and Mr. Wagda. For the years ended December 31, 2003 and 2002, Mr. Wagda was given as a bonus an additional month of paid vacation, having an approximate value of $29 and $25, respectively. On October 21, 2003, the agreement between the Company and Mr. Wagda was amended to reflect the following changes: (i) an extension of its fixed term from April 30, 2004 to October 31, 2004, (ii) adding to the definition of a "qualifying termination" a resignation occurring between 90 and 180 days after a change in control and (iii) providing for incentive compensation upon the completion of certain strategic transactions involving the Company, the amount of which would be determined in part based on the increase in the price of the Company's common stock or securities received in exchange for its common stock above a specified base amount. Mr. Wagda is eligible to participate in all of the Company's employee benefit plans. Effective August 9, 2004, Mr. Wagda's employment agreement was amended to extend its term to December 31, 2005 (with automatic one year renewals unless 6 months notice is given), limit any severance to $150 paid over 6 months, reduce his salary to $250 per annum starting November 1, 2004 (but paid at a rate of $350 per annum until any unused accrued vacation has been paid). Under the amendment, commencing July 1, 2005,, Mr. Wagda's salary would be reduced to $150 per annum when Mr. Wagda may, in his discretion, engage in other activities not inconsistent with his obligations under the agreement. The amendment reaffirmed that the agreement is an obligation of the Company's principal operating subsidiary (of which he also is CEO). On February 1, 2005, Mr. Wagda's employment agreement was amended to reduce his annual rate of salary to $150 per year effective as of February 1, 2005 (rather than July 1, 2005) in exchange for devoting such time as required in his judgment to carry out his duties and responsibilities to the Company and he may undertake in his complete discretion other remunerated activities for his personal benefit not inconsistent with his responsibilities to the Company. The February amendment also eliminated future vacation accruals, and the severance and bonus entitlements payable under his prior agreement. Pursuant to the terms of the Stellar Transaction this agreement will be terminated on May 14, 2005.

(13) Significant Customers and Geographic Information

    For 2004, the Company had revenues from one of our customers which accounted for approximately 55% of total revenues. This same customer and two other unrelated customers accounted for approximately 30%, 34% and 13%, respectively, of the total outstanding accounts receivable as of December 31, 2004.

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

    The Company operates in a single segment as a provider of IT services and the Company primarily operates in the United States.

(14) Quarterly Consolidated Results of Operations (unaudited)

    Quarterly consolidated results of operations consist of the following as of December 31;

                                                                                       2004                        2003
                                                               ---------------------------------------------------------
                                                               First  Second  Third  Fourth  First  Second Third  Fourth
                                                               -----  ------- -----  ------  -----  ------------  ------
Revenue .................................................      $1,195   $842   $781    $816 $1,410 $1,434 $1,586 $1,422
Gross profit ............................................         340    241    205     239    408    418    466    403
Income (loss) from continuing
  operations ............................................        (124)  (151)  (118) (1,790)   (39)    (1)   (17)   (81)
Change in accounting principle ..........................          --     --     --      --     --     --     --     --
Net income (loss) .......................................       $(177) $(204) $(152)$(1,822)  $(39)   $(1)  $(17)  $(81)
                                                                =====  =====  ===== =======   ====    ===   ====   ====
Per share basis: basic and diluted
Continuing operations ...................................      $(0.01)$(0.01)$(0.01) $(0.12) $0.00  $0.00  $0.00  $0.00
                                                                =====  =====  ===== =======   ====    ===   ====   ====



    As a result of the Company implementing SFAS No. 142 and performing the impairment test as SFAS No. 142 requires, a goodwill impairment loss of $9,900 was recognized in the fourth quarter of 2002, which is when the test was completed, and recorded as of the first quarter of 2002 as a change in accounting principle. Also as part of SFAS No. 142 and included in the change in accounting principle amount, the Company wrote off $45 related to an intangible asset during 2002. During the 4th quarter of 2004, the Company determined that its carrying value of goodwill was impaired and wrote off the remaining balance as of December 31, 2004.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

             (In thousands, except for share and per share amounts)

(15) Subsequent Events

    On April 14, 2005, the Company entered into a Stock Purchase Agreement with Stellar McKim LLC ("Stellar"), a financial services and software group (the "Stellar Transaction"). Pursuant to the Stellar Transaction, the Company filed a Certificate of Designations creating a new series of Preferred Stock designated Series A Convertible Preferred Stock ("Series A Preferred Stock") and issued and sold to Stellar (i) 41,487,929 shares of Common Stock, representing approximately 57.6% of BrightStar's currently authorized shares for $213,415 in cash and (ii) 136,585 shares of Series A Preferred Stock, which are convertible into 482,764,933 shares of the Company's Common Stock for $136,585 in cash. Authorization of the common stock underlying the Series A Preferred Stock issued to Stellar in the Stellar Transaction is subject to stockholder approval. Upon such approval and conversion of its Series A Preferred Stock, Stellar will own 94.5% of the common stock of BrightStar, on a fully diluted basis. In addition, the Series A Preferred Stock has voting rights based on the number of shares of Common Stock into which it is convertible. Therefore, pursuant to the Stellar Transaction, Stellar has approximately 94.7% of the voting power held by stockholders of the Company in all matters upon which stockholders may vote.

    Pursuant to the Stellar Transaction, the Company also entered into an Omnibus Agreement, (as amended, "the Ominbus Agreement"), with Stellar, BrightStar Information Technology Services, Inc. ("Services"), the Company's principal operating subsidiary, and the holder's (the "Holder") of Service's Series 1 Convertible Subordinated Promissory Notes (each a "Holder and collectively the "Holders) pursuant to which Stellar acquired all of the Notes from the Holders for $860,000. Pursuant to the Omnibus Agreement and the Purchase Agreement, the warrants that were originally issued in connection with the issuance the Notes were cancelled, the conversion feature of the Notes was eliminated, the maturity of the Notes, as well as the due date for interest accrued at March 31, 2005, was extended until December 31, 2007 and the Company issued 13,869,121 shares of common stock to the Holders.

    The Stellar Transaction resulted in a change of control of the Company, The conversion of the Series A Preferred Stock issued to Stellar in the Stellar Transaction is subject to stockholder approval, but Stellar owns over 50% of BrightStar's currently authorized shares, and, thus, has sufficient shares to approve such conversion. Upon such stockholder approval and conversion of Stellar's Series A Preferred Stock, Stellar will own 94.5% of the common stock of BrightStar on a fully diluted basis.

    Pursuant to the terms of the Stellar Transaction, all of the directors of the Company, other than Joseph A. Wagda, and all of the officers of the Company will resign. Stellar will nominate the new directors and officers.




                                   Schedule II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

               Column A                    Column B     Column C   Column D      Column E
--------------------------------------    ----------  ----------- ----------  -----------
                                                        Additions
                                          Balance at   Charged to
                                           Beginning    Costs and             Balance at End
              Description                  of Period    Expenses  Deductions     of Period
              -----------                  ---------    --------  ----------     ---------
Allowance  deducted from assets to which
it applies:
Allowance for doubtful accounts:
Year ended December 31, 2002..........      $  300      $    35     $   195       $   140
Year ended December 31, 2003..........         140           --         110            30
Year ended December 31, 2004..........          30           --          12            18


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II

To the Board of Directors
BrightStar Information Technology Group, Inc.

In connection with our audit of the consolidated financial statements of BrightStar Information Technology Group, Inc., referred to in our report dated April 4, 2005, which is included in the annual report on Form 10-K, we have also audited Schedule II for the years ended December 31, 2004 and 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ Stonefield Josephson, Inc.
Walnut Creek, California
April 4, 2005

                                INDEX TO EXHIBITS

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

    (a) The following documents are filed as part of this report:



Exhibit
No.                          Description
-------  -----------------------------------------------------------------------
     3.1 -- Certificate of Incorporation, as amended (Incorporated by reference from Exhibit 3.1 to Amendment No. 1 to BrightStar's Registration Statement on Form S-1 filed
          February 27, 1998 (File No. 333-43209)).
     3.2 -- Bylaws, as amended (Incorporated by reference from Exhibit 3.2 to Amendment No. 3.2 to BrightStar's
          Registration Statement on Form S-1 filed April 14, 1998
          (File No. 333-43209)).
     3.3 Amendment to Certificate of Incorporation
     4.1 -- Specimen Common Stock Certificates (Incorporated by reference from Exhibit 4.1 to Amendment No. 1 to
          BrightStar's Registration Statement on Form S-1 filed
          February 27, 1998 (File No. 333-43209)).
     4.2 -- Agreement and Plan of Exchange dated December 15, 1997, among BrightStar, BITG, BITI and the holders of the outstanding capital stock of BITG (Incorporated by reference from Exhibit 4.2 to Amendment No. 1 to
          BrightStar's Registration Statement on Form S-1 filed
          February 27, 1998 (File No. 333-43209)).
     4.3 -- Option Agreement dated as of December 16, 1997, between
          BrightStar and Brewer-Gruenert Capital Advisors, LLC
          (Incorporated by reference from Exhibit 4.4 to Amendment
          No. 1 to BrightStar's Registration Statement on Form S-1 filed February 27, 1998 (File No. 333-43209)).
     4.4 -- Securities Purchase Agreement dated March 10, 2000 among
         BrightStar Information Technology Group, Inc. and Strong River Investments, Inc. and Montrose Investments LTD (Incorporated by reference to Exhibit 10.36 to Amendment No.1 to BrightStar's Registration Statement on Form S-1).
     4.5 -- Adjustable Warrant issued to Strong River Investments, Inc.
         on March 10, 2000 (Incorporated by reference to Exhibit 4.5 to BrightStar's Registration Statement on Form S-3, filed October 23,
         2001).
     4.6 -- Adjustable Warrant issued to Montrose Investments LTD on
         March 10, 2000 (Incorporated by reference to Exhibit 4.6 to BrightStar's Registration Statement on Form S-3, filed October 23,
         2001).
     4.7 -- Warrant issued to Strong River Investments, Inc. on March 10,
         2000 (Incorporated by reference to Exhibit 4.7 to BrightStar's Registration Statement on Form S-3, filed October 23, 2001).
     4.8 -- Warrant issued to Montrose Investments LTD on March 10,
         2000 (Incorporated by reference to Exhibit 4.8 to BrightStar's Registration Statement on Form S-3, filed October 23, 2001).
     4.9 -- Warrant issued to Wharton Capital Partners Ltd.  on March 10,
         2000 (Incorporated by reference to Exhibit 4.9 to BrightStar's Registration Statement on Form S-3, filed October 23, 2001).
    4.10 -- Form of Series 1 Convertible Subordinated Promissory Note
         Agreement issued to the holders of the July 26, 2001 private placement offering. (Incorporated by reference to Exhibit 4.10 to BrightStar's Registration Statement on Form S-3, filed October 23,
         2001).
    4.11 -- Form of Subscription Agreement for the holders of the Series 1 Convertible Subordinated Promissory Note Agreement issued to the holders of the July 26, 2001 private placement offering. (Incorporated by reference to Exhibit 4.11 to BrightStar's
         Registration Statement on Form S-3, filed October 23, 2001).
    4.12 -- Form of Common Stock Purchase Warrants for the holders of the
         Series 1 Convertible Subordinated Promissory Note Agreement issued to the holders of the July 26, 2001 private placement offering. (Incorporated by reference to Exhibit 4.11 to BrightStar's
         Registration Statement on Form S-3, filed October 23, 2001).
    4.13 The Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of BrightStar
    4.14 The Omnibus Agreement and Stock Purchase Agreement between
         BrightStar and Stellar McKim LLC.

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

  10.18* -- Agreement Regarding Repurchase of Stock by and among BrightStar, George M. Siegel, Marshall G. Webb, Thomas A. Hudgins, Daniel M. Cofall, Mark D. Diggs, Michael A.
          Sooley, Michael B. Miller, and Tarrant Hancock.
  10.19* -- Amendment to Agreement and Plan of Exchange dated as of June 5, 1998, and BrightStar and the holder of the outstanding capital stock of Zelo Group, Inc., and Joel Rayden.
  10.20* -- Deed of Variation dated as of April 17, 1998, by and among BrightStar and Software Consulting Services Pty. Ltd., and Kentcom Pty. Ltd., Salvatore Fazio, Pepper Tree Pty. Ltd., Christopher Richard Banks, Cedarman Pty. Ltd, Stephen Donald Caswell, Quicktrend Pty. Ltd., Desmond John Lock, Kullamurra Pty. Ltd., Robert Stephen Langford, KPMG Information Solutions Pty. Ltd., and Data Collection Systems Integration Pty. Ltd.
  10.21* -- Asset Purchase Agreement dated as of June 30, 1998, among BrightStar, Cogent Acquisition Corp., Cogent Technologies, LLC and the holders of all the outstanding membership interest of Cogent Technologies, LLC.
  10.22* -- Asset Purchase Agreement dated as of August 31, 1998, among BrightStar, Software Consulting Services America, Inc., TBQ Associates, Inc., and the holders of all the outstanding capital stock of TBQ Associates, Inc.
  10.23   -- Stock Purchase Agreement dated as of
          September 30, 1998, among BrightStar, BrightStar Group International, Inc., and the holders of the outstanding capital stock of PROSAP AG (Incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K of BrightStar dated November 10, 1998.
  10.24*  -- Factoring Agreement and Security Agreement dated
          January 22, 1999, among Metro Factors, Inc., dba Metro Financial Services, Inc., Brian R. Blackmarr and
          Associates, Inc., Software Consulting Services America, Inc., Software Innovators, Inc., and Integrated Controls, Inc.
  10.25* -- Guaranty dated January 22, 1999, by BrightStar for the benefit of Metro Factors, Inc., dba Metro Financial Services, Inc.
  10.26* -- Severance Agreement and Release effective November 20, 1998, between BrightStar and Thomas A. Hudgins.
  10.27* -- Severance Agreement and Release effective January 31, 1999, between BrightStar and Daniel M. Cofall.
  10.28* -- Severance Agreement and Release effective January 31, 1999, between BrightStar and Marshall G. Webb.
  10.29* -- Revolving Credit Agreement dated March 29,1999, between BrightStar and Comerica Bank.
  10.30* -- Form of subsidiaries guaranty dated March 29,1999, between BrightStar subsidiaries and Comerica Bank.
  10.31* -- Security Agreement (Negotiable collateral) dated March 29, 1999, between BrightStar and Comerica Bank.
  10.32* -- Security Agreement (all assets) dated March 29, 1999, between BrightStar and Comerica Bank.
  10.33* -- $15,000,000 Revolving Note dated March 29, 1999, from BrightStar to Comerica Bank
  10.34* -- Asset Purchase Agreement Among BrightStar Information Technology Group, Inc., Software Consulting Services America, Inc., Integrated Systems Consulting, LLC and the individuals owning all of the membership interests of Integrated Systems Consulting, LLC dated as of April 1,
  10.35* -- Securities Purchase Agreement among BrightStar Information Technology Group, Inc., Strong River Investments, Inc., and Montrose Investments LTD.
  10.36* -- Employment Agreement between BrightStar Information Technology Group, Inc. and Kenneth A. Czaja
  10.37* -- Employment Agreement between BrightStar Information Technology Group, Inc. and Joseph A. Wagda
  10.38* -- $750,000 Line of Credit dated December 16, 2002, from BrightStar and BFI Business Finance.
  10.39* -- Office Lease dated December 19, 2002 between Olympic Funding and BrightStar.
  10.40 -- First Amendment to Security Agreement between BrightStar and BFI Business Finance
  10.41   -- Updated Employment Agreement Between BrightStar and
          Joseph A. Wagda

  10.42   -- BrightStar Technology Services LLC's operating agreement
  10.43   -- Second Amendment to Security Agreement between BrightStar and BFI Business Finance
  10.44   -- BrightStar's Code of Ethics
  10.45 -- Financial services agreement between Sheridan Road Capital and BrightStar
  16.1*   -- Letter from Grant Thornton LLP to the Securities and
          Exchange Commission.
  21.1*   -- List of Subsidiaries of the Company.
  23.1    -- Consent of Stonefield Josephson, Inc.
  23.2    -- Consent of Grant Thornton LLP.
  31.1 -- Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
  31.2 -- Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
  32.1    -- Certification of Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350
  32.2    -- Certification of Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350

* Exhibits have been previously filed.