Form 10-Q
period 2005-03-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2005-05-16
CIK 1050025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
      ----------

                        COMMISSION FILE NUMBER: 000-23889

                                 ---------------

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                DELAWARE                               76-0553110
     (STATE OF OTHER JURISDICTION OF                (I.R.S. EMPLOYER
            INCORPORATION OR                       IDENTIFICATION NO.)
             ORGANIZATION)


    6601 OWENS DRIVE, SUITE 115, PLEASANTON, CALIFORNIA            94588
              (ADDRESS OF PRINCIPAL OFFICES)                     (ZIP CODE)


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

      The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at April 30, 2005 was 70,707,518.


                 The Exhibit Index is located on page 15 hereof.

                      PART 1, ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                         ($000'S, EXCEPT PER SHARE DATA)


                                                                      March 31,     December 31,
                                                                        2005           2004
                                                                     ---------      ---------
                    ASSETS
Current assets:
   Cash ........................................................     $      39      $      43
   Trade accounts receivable, net of allowance
     for doubtful accounts of $18 ..............................           331            486
   Unbilled revenue ............................................            26              5
   Prepaid expenses and other ..................................            18             34
                                                                     ---------      ---------
     Total current assets ......................................           414            568
   Property and equipment ......................................           446            446
     Less - accumulated depreciation ...........................          (412)          (408)
                                                                     ---------      ---------
   Property and equipment, net .................................            34             38
                                                                     ---------      ---------
     Total assets ..............................................     $     448      $     606
                                                                     =========      =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit ..............................................     $      92      $     218
   Accounts payable ............................................            77             90
   Accrued salaries and other expenses .........................           376            350
                                                                     ---------      ---------
     Total current liabilities .................................           545            658
   Convertible notes payable, net ..............................         1,258          1,258
   Other liabilities ...........................................           101             75
   Commitments and contingencies
Stockholders' equity:
   Common stock, $0 001 par value; 72,000,000 shares authorized;
   15,287,968 (excluding 255,000 shares held in treasury)
   shares issued and outstanding in 2005 and 2004, respectively             16             16
   Additional paid in capital ..................................        99,925         99,925
   Unearned compensation .......................................            (1)
   Treasury stock ..............................................          (118)          (118)
   Accumulated deficit .........................................      (101,279)      (101,207)
                                                                     ---------      ---------
     Total stockholders' equity ................................        (1,456)        (1,385)
                                                                     ---------      ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................     $     448      $     606
                                                                     =========      =========


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         2005          2004
                                                                      ==========    ==========
Revenue ........................................................     $     756      $   1,195
Cost of revenue ................................................           573            855
                                                                      ----------    ----------
Gross profit ...................................................           183            340

Operating expenses:
   Selling, general and administrative .........................           219            460
   Depreciation and amortization ...............................             5              4
                                                                      ----------    ----------
    Total operating expenses ...................................           224            464

Loss from operations ...........................................           (41)          (124)

   Interest expense, net .......................................           (31)           (53)
                                                                      ----------    ----------
Loss before tax provision ......................................           (72)          (177)
   Income tax provision
                                                                      ----------    ----------
Net loss .......................................................     $     (72)     $    (177)
                                                                      ==========    ==========
Net loss per share: basic and diluted
    Net loss per share                                                   $ (0 00)   $   (0 01)
                                                                      ==========    ==========
Average shares outstanding: basic and diuted...................       15,287,968    15,287,346
                                                                      ----------    ----------



See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         ($000'S, EXCEPT PER SHARE DATA)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                                                         Additional
                                                  Common Stock            Paid In        Unearned
                                             Shares         Amount        Capital       Compensation
                                           ----------     ----------     ----------     ----------
Balance, December 31, 2004 ...........     15,287,968     $       16     $   99,925     $       (1)
Variable stock options ...............           --             --             --             --
Warrants issued with convertible notes           --             --             --             --
Exercise of stock options ............           --             --             --             --
Amortization of unearned compensation            --             --             --                1
Net loss .............................           --             --             --             --
                                           ----------     ----------     ----------     ----------
Balance, March 31, 2005 ..............     15,287,968     $       16     $   99,925             $-
                                           ==========     ==========     ==========     ==========


                                                                           Total
                                            Treasury     Accumulated   Stockholders'  Comprehensive
                                              Stock        Deficit         Equity          Loss
                                           ----------     ----------     ----------     ----------
Balance, December 31, 2004 ...........     $     (118)    $ (101,207)    $   (1,385)
Variable stock options ...............           --             --             --             --
Warrants issued with convertible notes           --             --             --             --
Exercise of stock options ............           --             --             --             --
Amortization of unearned compensation            --             --                1           --
Net loss .............................           --              (72)           (72)    $      (72)
                                           ----------     ----------     ----------     ----------
Balance, March 31, 2005 ..............     $     (118)    $ (101,279)    $   (1,456)    $      (72)
                                           ==========     ==========     ==========     ==========



See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED
                                                        MARCH 31,      MARCH 31,
                                                           2005          2004
                                                          -----          -----
Operating activities:


   Net loss ........................................      $ (72)         $(177)
   Adjustments to reconcile net loss to net
    cash provided (used) by operating activities:
   Depreciation and amortization ...................          5             24
   Non cash compensation expense on issuance of
    common stock options and warrants ..............         --              6
   Changes in operating assets and liabilities
    Trade accounts receivable ......................        155             13
    Unbilled revenue ...............................        (21)             8
    Prepaid expenses and other assets ..............         16             50
    Accounts payable ...............................        (13)             7
    Accrued salaries and other expenses ............         26             (7)
    Deferred revenue ...............................         --              6
    Other liabilities ..............................         26             --
                                                          -----          -----
    Net cash provided (used) by operating activities        122            (70)


Investing activities:
   Capital expenditures ............................        --              9
                                                          -----          -----
    Net cash used in investing activities ..........        --              9

Financing activities:
   Net borrowings (payments) under line of credit ..       (126)            39
   Repayments of convertible notes payable .........        --              13
                                                          -----          -----
    Net cash provided (used) by financing activities       (126)            26

Net increase (decrease) in cash ....................         (4)           (53)

Cash:
   Beginning of period .............................         43            125
   End of period ...................................      $  39          $  72
                                                          =====          =====



See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ($000'S, EXCEPT SHARE AND PER SHARE DATA)

   1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

   Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options and warrants and conversion of notes payable. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Potentially dilutive securities excluded because of their anti-dilutive effect are approximately 7.7 million shares and 6.8 million shares at March 31, 2005 and March 31, 2004, respectively.

   Potentially dilutive securities include 40,000 options with an exercise price of $1.00 per share issued to the son of Joseph A. Wagda, the Company's former CEO and a current director. Mr. Wagda's son worked as an independent contractor for the Company on special projects during the fourth quarter of 2000 and the first quarter of 2001.


   Pro forma disclosures required under SFAS 148 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                          3 Months Ended March 31,
                                                              2005        2004
                                                             ------      ------
Net loss, as reported ..............................         $ (72)      $(177)
Add: Stock based employee compensation expense
  included in reported income, net of related tax......         --          --
Deduct: Total stock-based employee compensation
        expenses determined under fair value based
        method for all awards, net of related tax
        effects                                                 --          --
                                                             ------      ------

Pro forma net loss .................................         $ (72)      $(177)

Pro forma basic and diluted loss per share:
   Basic - as reported .............................         $(0.00)     $(0.01)
   Basic - pro forma ...............................         $(0.00)     $(0.01)
   Diluted - as reported ...........................         $(0.00)     $(0.01)
   Diluted - pro forma .............................         $(0.00)     $(0.01)

Compensation cost for the quarter ended March 31, 2005 and 2004 was calculated in accordance with the binomial model, using the following weighted average assumptions: (i) expected volatility of 123%; (ii) expected dividend yield of 0%; (iii) expected option term of 10 years; (iv) risk-free rates of return of 2.0% and (v) expected forfeiture rates of 40% for both periods.

2. LIQUIDITY AND CREDIT FACILITY

On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $750, to replace our existing credit facility with Comerica Bank. Under the BFI agreement, available borrowings are up to 85% of accounts receivable, after reduction for ineligible accounts. The interest rate on outstanding balances is at prime plus 4% per annum, plus a monthly administrative fee of 0.50% per month calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company was at least $1 per month for the first six months, escalating to $2 per month for the remaining term of the agreement. The term of the agreement is stated to be two years and the two year term renews automatically unless terminated by the Company upon 30 days notice prior to the end of the term. In December 2004 the agreement between the Company and BFI was automatically extended for a period of two years. However, BFI has the right to cancel the agreement at any time on 30 days' prior notice.

The Company's liquidity declined during the past quarter primarily as the result of the fall off of revenue from the Company's largest customer and expenses related to the evaluation of its strategic alternatives. On April 14, 2005, the Company entered into a Stock Purchase Agreement with Stellar McKim LLC ("Stellar"), a financial services and software group (the "Stellar Transaction"). Pursuant to the Stellar Transaction, the Company filed a Certificate of Designations creating a new series of Preferred Stock designated Series A Convertible Preferred Stock ("Series A Preferred Stock") and issued and sold to Stellar (i) 41,487,929 shares of Common Stock, representing approximately 57.6% of BrightStar's currently authorized shares for $213 in cash and (ii) 136,585 shares of Series A Preferred Stock, which are convertible into 482,764,933 shares of the Company's Common Stock, for $137 in cash. Authorization of the common stock underlying the Series A Preferred Stock issued to Stellar in the Stellar Transaction is subject to stockholder approval. Upon such approval and conversion of its Series A Preferred Stock, Stellar will own 94.5% of the common stock of BrightStar, on a fully diluted basis. In addition, the Series A Preferred Stock has voting rights based on the number of shares of Common Stock into which it is convertible. Therefore, pursuant to the Stellar Transaction, Stellar has approximately 94.7% of the voting power held by stockholders of the Company in all matters upon which stockholders may vote.

Pursuant to the Stellar Transaction, the Company also entered into an Omnibus Agreement (as amended, the "Omnibus Agreement"), with Stellar, BrightStar Information Technology Services, Inc. ("Services"), the Company's principal operating subsidiary, and each holder (each a "Holder" and collectively the "Holders") of Service's Series 1 Convertible Subordinated Promissory Notes (the "Notes"), pursuant to which Stellar agreed to acquire all of the Notes from the Holders for $860. Pursuant to the Omnibus Agreement and the Purchase Agreement, the warrants that were originally issued in connection with the issuance of the Notes were cancelled, the conversion feature of the Notes was eliminated, the maturity of the Notes, as well as the due date for interest accrued at March 31, 2005, was extended until December 31, 2007 and the Company issued 13,869,121 shares of common stock to the Holders.

The Stellar Transaction resulted in a change of control of the Company. As explained above, upon conversion of the Series A Preferred Stock, Stellar acquired in the Stellar Transaction, Stellar will own 94.5% of the common stock of BrightStar on a fully diluted basis.

Pursuant to the terms of the Stellar Transaction, all of the directors of the Company, other than Joseph A. Wagda, and all of the officers of the Company resigned effective close of business April 18, 2005. After these resignations, Ian Scott-Dunne was appointed to the Company's board of directors and elected chairman. In addition, the board elected Brian Burnett as chief executive officer, John Coogan as chief financial officer and Deborah Seal as corporate secretary.

Under present circumstances, the Company believes that its planned results from operations, when combined with the proceeds from the Stellar transaction and proceeds available from the BFI credit facility, or any alternative working capital facility, will be adequate to fund its operations at least through the end of 2005. However, our operating results could be worse than we are expecting, or the BFI credit facility or other credit facility could be canceled. Under such circumstances, without additional financing, there can be no assurance that the Company would have sufficient cash available to meet our obligations as they come due in order to continue as a going concern.

3. ACCOUNTS RECEIVABLE

The majority of the Company's accounts receivable are due from public sector clients. Credit is extended based on an evaluation of the customers' financial condition and, generally, collateral is not required. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. The estimated losses are based on the aging of our receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

4. ACCRUED SALARIES AND OTHER EXPENSES

Accrued salaries and other expenses consist of the following:



                                                    March 31,     December 31
                                                      2005            2004
  Accrued payroll and payroll taxes............    $   138       $     145
  Accrued professional fees....................         57              61
  Other accrued expenses.......................        181             144
            Total accrued expenses.............    $   376       $     350



5. CONVERTIBLE NOTES PAYABLE, NET

On July 26, 2001, the Company completed a private placement through the issuance of approximately $1,100 of Series 1 Convertible Subordinated Promissory Notes (the "Notes") with warrants to a group of investors, including members of BrightStar's senior management. The Notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and were previously convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. The Notes are entitled to simple interest calculated at a rate per annum equal to 8%. The Company had the option to pay interest for the first year from the date of the Notes (subsequently extended for another year during the second quarter of 2002) by issuing additional Notes (the "PIK Notes") and warrants with the same terms as above. The Company elected to pay the interest due on the Notes from inception through June 30, 2003 by issuing PIK Notes totaling $182 and warrants totaling 118,867. In October 2003, the Company started paying in cash the quarterly interest due on the Notes and PIK Notes.

The Notes and PIK Notes were originally due and payable on July 1, 2004. However, the Notes and PIK Notes were amended effective October 24, 2003 to extend their due date to December 31, 2005 when holders representing more than 75% of the aggregate principal amount of the Notes and PIK Notes agreed to the extension. As consideration for this amendment the Company agreed to a partial pay down schedule for the PIK notes, commencing January 2004. The Company agreed to pay in cash each quarter an amount equal to 50% of the interest then due on the Notes and PIK Notes and the amounts so paid were applied sequentially to retire the PIK Notes in the order issued until December 31, 2005. Subsequently, forbearance agreements were consummated with holders representing more than 75% of the aggregate principal amount of the Notes and PIK Notes in (i) July 2004 (with respect to interest due for the quarter ended June 30, 2004) and (ii) October 2004 (with respect to the quarters ended September 30, 2004 and December 31, 2004) to defer the payment of interest for the three quarters ended December 31, 2004 until December 31, 2005. Under the Stellar Transaction described in
Note 2, the conversion feature and warrants related to the Notes and PIK Notes were extinguished, and the term of the Notes and PIK Notes was extended to, and all interest accrued on the Notes and PIK Notes as of March 31, 2005 will be payable on, December 31, 2007.

6. INCOME TAXES

As a result of historical losses, the Company has recorded a valuation allowance to offset all of its net deferred tax assets recorded at March 31, 2005. The valuation allowance, which was approximately $11,900 as of December 31, 2004, relates to deferred tax assets established for net operating loss carryforwards generated through March 31, 2005 and other temporary differences. The Company does not expect to recognize tax benefits on prior or future losses or other temporary differences until such time that it is more likely than not that tax benefits will be realized by the Company. At December 31, 2004, the Company had a net operating loss carryforward of approximately $16,156 for federal income tax purposes, which will expire in years 2019 through 2024. The Stellar Transaction described in Note 2 is expected to trigger a change in ownership which will severely limit the use of our tax attributes in the future.

7. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:




                                                                                               Three months ended
                                                                                         March 31,               March 31,
                                                                                            2005                   2004
 Numerator:
 Loss from operations.........................................................      $      (41)               $    (124)
 Net loss.....................................................................      $      (72)               $    (177)

 Numerator for basic earnings per share - loss
   available to common stockholders...........................................              (72)                   (177)
 Effect of dilutive securities:
 None.........................................................................               --                      --
 Numerator for diluted earnings per share - income
   available to common stockholders after assumed conversions.................      $      (72)               $    (177)

 Denominator:
 Denominator for basic earnings per share - weighted average shares                  15,287,968               15,287,346
 Effect of dilutive securities:
 Employee stock options and other dilutive securities (1) ....................               --                      --
 Denominator for diluted earnings per share - adjusted weighted-
    average shares and assumed conversions....................................       15,287,968               15,287,346





(1) Diluted EPS for the three-month period ended March 31, 2005 excludes the effect of approximately 7.7 million common shares potentially issuable upon the exercise of stock options and warrants and the conversion of notes payable, as their inclusion would be anti-dilutive.

8. LITIGATION

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

The Company believes that the suit against it was without merit. However, to avoid the cost and time required to adjudicate this matter, it entered into a contingent settlement agreement on January 19, 2005 whereby the action against the Company would be dismissed, provided the State of Texas receives $25,000 from the Company on or before May 12, 2005. The Company made the $25,000 payment in April 2005.

In addition, the Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation will not have a materially adverse effect on the Company's financial condition.

10. SIGNIFICANT CUSTOMERS

For the first quarter of 2005, the Company had a single customer that accounted for 42% of total revenue. This customer also accounted for approximately 14% of the Company's total outstanding accounts receivable balance as of March 31, 2005. In addition, the Company had one customer that accounted for 19%, and two customers that each accounted for 12% of total revenue. These three customers accounted for 40%, 8% and 19%, respectively, of the the Company's total outstanding accounts receivable balance as of March 31, 2005.

For the first quarter of 2004, the Company had a single customer that accounted for approximately 70% of total revenue. This customer also accounted for approximately 58% of the Company's total outstanding accounts receivable balance as of March 31, 2004.

11.   RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payments" ("SFAS 123R"). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair value method and the recording of such expenses in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company is evaluating the requirements of SFAS 123R and it expects that the adoption of SFAS 123R will have a material impact on the Company's results of operations and financial condition. The Company has not yet determined whether the adoption of SFAS 123R will result in a stock-based compensation charges that are similar to the current pro forma disclosures under SFAS 123.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BrightStar Information Technology Group, Inc. ("BrightStar" or "the Company") provides information technology ("IT") services for its customers. We help organizations maximize their competitive advantage through the implementation and /or support of leading edge enterprise-level packaged-systems applications and legacy software systems by focusing primarily on serving clients in government markets. BrightStar also provides software support and training services to major corporations. We have approximately 20 employees and contractors. The Company has its operations headquartered in the San Francisco Bay Area with a field office near Dallas, Texas. We also have other service-delivery locations throughout the United States, including Arizona, Arkansas, California, Florida, Oregon and Texas.

The timing of revenue is difficult to forecast because the Company's sales cycle can be relatively long and is subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles, customers' internal approval processes and general economic conditions. In addition, as is customary in the industry, the Company's engagements generally can be changed or terminated without a significant customer penalty. The Company's revenue and results of operations may fluctuate significantly from quarter-to-quarter or year-to-year because of a number of factors, including, but not limited to, changes in demand for IT services, the effect of changes in estimates to complete fixed fee contracts, the rate of hiring and the productivity of revenue generating personnel, the availability of qualified IT professionals, the significance of customer engagements commenced and completed during a quarter, the number of business days in the quarter, changes in the relative mix of the Company's services, changes in the pricing of the Company's services, the timing and the rate of entrance into new geographic or IT specialty markets, departures or temporary absences of key revenue-generating personnel, the structure and timing of acquisitions, and general economic factors.

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

Income taxes -- The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, the Company has recorded a valuation allowance for deferred taxes as of March 31, 2005. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made.

RESULTS OF OPERATIONS

Revenue for the first quarter ended March 31, 2005 decreased from $1.2 million to $0.8 million or 33% compared to the first quarter ended March 31, 2004 as a result of a reduction in the demand for our services.

Gross profit as a percentage of revenue for the first quarter ended March 31, 2005 decreased from 28% to 24% compared to first quarter ended March 31, 2004 as a result of consultant cost increases, which were not passed on to our customers and a change in the mix of services provided to our clients.

LIQUIDITY AND CAPITAL RESOURCES

On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business-credit company, for a two-year working capital line of credit for $0.75 million, to replace our existing credit facility with Comerica Bank. Under the BFI agreement, available borrowings are up to 85% of accounts receivable, after reduction for ineligible accounts. The interest rate on outstanding balances is at prime plus 4% per annum, plus a monthly administrative fee of 0.50% per month calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company was at least $1,000 per month for the first six months, escalating to $2,375 per month for the remaining term of the agreement. The term of the agreement is stated to be two years and the two year term renews automatically unless terminated by the Company upon 30 days notice prior to the end of the term. In December 2004 the agreement between the Company and BFI was automatically extended for a period of two years. However, BFI has the right to cancel the agreement at any time on 30 days' prior notice.

The Company's liquidity declined during the past quarter primarily as the result of the fall off of revenue from the Company's largest customer and expenses related to the evaluation of its strategic alternatives. On April 14, 2005, the Company entered into a Stock Purchase Agreement with Stellar McKim LLC ("Stellar"), a financial services and software group (the "Stellar Transaction"). Pursuant to the Stellar Transaction, the Company filed a Certificate of Designations creating a new series of Preferred Stock designated Series A Convertible Preferred Stock ("Series A Preferred Stock") and issued and sold to Stellar (i) 41,487,929 shares of Common Stock, representing approximately 57.6% of BrightStar's currently authorized shares for approximately $213,000 in cash and (ii) 136,585 shares of Series A Preferred Stock, which are convertible into 482,764,933 shares of the Company's Common Stock, for approximately $137,000 in cash. Authorization of the common stock underlying the Series A Preferred Stock issued to Stellar in the Stellar Transaction is subject to stockholder approval. Upon such approval and conversion of its Series A Preferred Stock, Stellar will own 94.5% of the common stock of BrightStar, on a fully diluted basis. In addition, the Series A Preferred Stock has voting rights based on the number of shares of Common Stock into which it is convertible. Therefore, pursuant to the Stellar Transaction, Stellar has approximately 94.7% of the voting power held by stockholders of the Company in all matters upon which stockholders may vote.

Pursuant to the Stellar Transaction, the Company also entered into an Omnibus Agreement (as amended, the "Omnibus Agreement"), with Stellar, BrightStar Information Technology Services, Inc. ("Services"), the Company's principal operating subsidiary, and each holder (each a "Holder" and collectively the "Holders") of Service's Series 1 Convertible Subordinated Promissory Notes (the "Notes"), pursuant to which Stellar agreed to acquire all of the Notes from the Holders for approximately $860,000. Pursuant to the Omnibus Agreement and the Purchase Agreement, the warrants that were originally issued in connection with the issuance of the Notes were cancelled, the conversion feature of the Notes was eliminated, the maturity of the Notes, as well as the due date for interest accrued at March 31, 2005, was extended until December 31, 2007 and the Company issued 13,869,121 shares of common stock to the Holders.

The Stellar Transaction resulted in a change of control of the Company. As explained above, upon conversion of the Series A Preferred Stock, Stellar acquired in the Stellar Transaction, Stellar will own 94.5% of the common stock of BrightStar on a fully diluted basis.

Under present circumstances, the Company believes that its planned results from operations, when combined with the proceeds from the Stellar transaction and proceeds available from the BFI credit facility, or any alternative working capital facility, will be adequate to fund its operations at least through the end of 2005. However, our operating results could be worse than we are expecting, or the BFI credit facility or other credit facility could be canceled. Under such circumstances, without additional financing, there can be no assurance that the Company would have sufficient cash available to meet our obligations as they come due in order to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for more details.

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

                         PART II - OTHER INFORMATION

ITEM 1. Legal proceedings

   There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for more details.


ITEM 6.  Exhibits

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

                            BRIGHTSTAR  INFORMATION  TECHNOLOGY GROUP, INC.

Date: May 16, 2005.                 BY: /s/ Brian Burnett
                                        Brian Burnett
                                        Chairman and Chief Executive Officer

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