Form 10-Q
period 2005-06-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2005-08-19
CIK 1050025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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

                                 ---------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

      The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at June 30, 2005 was 70,707,518.

      The number of shares of Series A Preferred Stock of the Registrant, par value $.001 per share, outstanding at June 30, 2005 was 136,585.

                 The Exhibit Index is located on page 15 hereof.

                      PART 1, ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                         Unaudited
                                                                          June 30,      December 31,
                                                                            2005            2004
                                                                        ------------    ------------
                                 ASSETS
Current assets:
    Cash ............................................................   $         84    $         43
    Trade accounts receivable, net of allowance
      for doubtful accounts of $18 ..................................            316             486
    Unbilled revenue ................................................             22               5
    Prepaid expenses and other ......................................             51              34
                                                                        ------------    ------------
        Total current assets ........................................            473             568
    Property and equipment ..........................................            446             446
        Less - accumulated depreciation .............................           (418)           (408)
                                                                        ------------    ------------
    Property and equipment, net .....................................             28              38
                                                                        ------------    ------------
        Total assets ................................................   $        501    $        606
                                                                        ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit ..................................................   $         22    $        218
    Accounts payable ................................................             28              90
    Accrued salaries and other expenses .............................            260             350
                                                                        ------------    ------------
        Total current liabilities ...................................            310             658
    Convertible notes payable, net ..................................             --           1,258
    Note to shareholder, net ........................................          1,258              --
    Other liabilities ...............................................            101              75
    Commitments and contingencies ...................................             --              --
Stockholders' equity:
    Preferred Stock, $0.001 par value; 3,000,000 shares authorized;
      136,585 and 0, Series A Preferred Stock, issued and outstanding
      in 2005 and 2004, respectively ................................             --              --
    Common stock, $0.001 par value; 72,000,000 shares authorized;
      70,707,518 and 15,287,968 shares issued and outstanding in 2005
      and 2004, respectively ........................................             16              16
    Additional paid-in capital ......................................        100,157          99,925
    Unearned compensation ...........................................             --              (1)
    Treasury stock ..................................................             --            (118)
    Accumulated deficit .............................................       (101,341)       (101,207)
                                                                        ------------    ------------
        Total stockholders' equity ..................................         (1,168)         (1,385)
                                                                        ------------    ------------
          Total Liabilities and Stockholders' Equity ................   $        501    $        606
                                                                        ============    ============

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                           ----------------------------    ----------------------------
                                               2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------
Revenue ................................            669             842           1,425           2,037
Cost of revenue ........................            483             601           1,056           1,456
                                           ------------    ------------    ------------    ------------
Gross profit ...........................            186             241             369             581

Operating expenses:
     Selling, general and administrative            212             387             431             847
     Depreciation and amortization .....              5               5              10               9
                                           ------------    ------------    ------------    ------------
Total operating expenses ...............            217             392             441             856

Loss from operations ...................            (31)           (151)            (72)           (275)

     Interest expense, net .............            (31)            (53)            (62)           (106)
                                           ------------    ------------    ------------    ------------
Loss before tax provision ..............            (62)           (204)           (134)           (381)
                                           ------------    ------------    ------------    ------------
Net loss ...............................   $        (62)   $       (204)   $       (134)   $       (381)
                                           ============    ============    ============    ============

Net loss per share: basic and diluted
                                           ------------    ------------    ------------    ------------
     Net loss per share ................   $      (0.00)   $      (0.01)   $      (0.00)   $      (0.02)
                                           ============    ============    ============    ============

Average shares outstanding: basic and
  diluted ..............................     62,790,441      15,287,968      39,170,427      15,287,968
                                           ------------    ------------    ------------    ------------

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005

                                                                                     Additional Paid in Capital
                                               Common Stock                          ---------------------------
                                        ---------------------------     Series A                      Series A
                                           Shares         Amount        Preferred    Common Stock    Preferred
                                        ------------   ------------   ------------   ------------   ------------
Balance, December 31, 2004 ..........     15,287,968   $         16             --   $     99,925             $-
Variable Stock options ..............             --             --             --             --             --
Warrants issued with convertible
  notes .............................             --             --             --             --             --
Exercise of Stock options ...........             --             --             --             --             --
Amortization of unearned compensation             --             --             --             --             --
Additional shares issued ............     55,419,550             --        136,585             --             --
Additional paid-in-capital ..........             --             --             --             95            137
Net loss ............................             --             --             --             --             --
                                        ------------   ------------   ------------   ------------   ------------
Balance, June 30, 2005 ..............     70,707,518   $         16        136,585   $    100,020   $        137
                                        ============   ============   ============   ============   ============

                                                                                           Total
                                          Unearned        Treasury      Accumulated     Stockholders'   Comprehensive
                                        Compensation       Stock          Deficit          Equity           Loss
                                        ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2004 ..........   $         (1)   $       (118)   $   (101,207)   $     (1,385)             --
Variable Stock options ..............             --              --              --              --              --
Warrants issued with convertible
  notes .............................             --              --              --              --              --
Exercise of Stock options ...........             --              --              --              --              --
Amortization of unearned\compensation              1              --              --              --              --
Additional shares issued ............             --              --              --              --              --
Additional paid-in-capital ..........             --             118              --             350              --
Net loss ............................             --              --            (134)           (134)   $       (134)
                                        ------------    ------------    ------------    ------------    ------------
Balance, June 30, 2005 ..............   $         --    $         --    $   (101,341)   $     (1,169)   $       (134)
                                        ============    ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 SIX MONTHS ENDED
                                                           ----------------------------
                                                             JUNE 30,        JUNE 30,
                                                               2005           2004
                                                           ------------    ------------
Operating activities:
   Net loss ............................................   $       (134)   $       (381)
   Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
   Depreciation and amortization .......................             10              50
   Non cash compensation expense on issuance of
      common stock options and warrants ................             --               7
   Changes in operating assets and liabilities
      Trade accounts receivable ........................            170             184
      Unbilled revenue .................................            (17)            (14)
      Prepaid expenses and other assets ................            (16)             39
      Accounts payable .................................            (61)            (41)
      Accrued salaries and other expenses ..............             (9)             24
      Deferred revenue .................................             --              --
      Other liabilities ................................             26              --
                                                           ------------    ------------
      Net cash provided (used) by operating activities .           (113)           (132)

Investing activities:
   Capital expenditures ................................             --              (9)
                                                           ------------    ------------
      Net cash used in investing activities ............             --              (9)

Capital:
   Additional paid in capital - Common Stock ...........            213              --
   Additional paid in capital - Series A Preferred Stock            137              --
                                                           ------------    ------------
      Net cash provided from capital activites .........            350              --

Financing activities:
   Net borrowings (payments) under line of credit ......           (196)             70
   Repayments of convertible notes payable .............             --             (27)
                                                           ------------    ------------
      Net cash provided (used) by financing activities .           (196)             43

Net increase (decrease) in cash ........................              4             (98)

Cash:
   Beginning of period .................................             43             125
                                                           ------------    ------------
   End of period .......................................   $         84    $         27
                                                           ============    ============

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Basic income (loss) per share is based upon the weighted average number of Common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of Common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include Common shares issuable upon the exercise of Stock options, warrants, conversion of notes payable and the conversion of the Series A Preferred stock. Potentially dilutive securities excluded are approximately
483.9 million shares and 6.8 million shares at June 30, 2005 and June 30, 2004, respectively. The potentially dilutive securities at June 30, 2005 primarily consist of the Series A Preferred stock with some stock options and warrants. The conversion of the Series A Preferred stock is subject to shareholders approval, and the exercise price for the stock options and warrants exceeds the current share price.

Pro forma disclosures required under SFAS 148 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

(In Thousands, Except Per Share Data)                                 3 Months Ended June 30,          6 Months Ended June 30,
                                                                      2005              2004            2005            2004
                                                                 --------------    -------------   --------------  --------------
Net loss, as reported .......................................    $          (62)   $        (204)  $         (134)           (381)

Add: Stock based employee compensation expense
     included in reported income, net of related tax ........                --               --               --              --

Deduct: Total Stock-based employee compensation
        expenses determined under fair value based
        method for all awards, net of related tax effects ...                --               --               --              --
                                                                 --------------    -------------   --------------  --------------

Pro forma net loss ..........................................    $          (62)   $        (204)  $         (134) $         (381)
                                                                 ==============    =============   ==============  ==============

Pro forma basic and diluted loss per share:
   Basic - as reported.......................................    $        (0.00)   $       (0.01)  $        (0.00) $        (0.02)
   Basic - pro forma.........................................    $        (0.00)   $       (0.01)  $        (0.00) $        (0.02)
   Diluted - as reported.....................................    $        (0.00)   $       (0.01)  $        (0.00) $        (0.02)
   Diluted - pro forma.......................................    $        (0.00)   $       (0.01)  $        (0.00) $        (0.02)

Compensation costs for the quarters ended June 30, 2005 and 2004 were calculated in accordance with the binomial model, using the following weighted average assumptions: (i) expected volatility of 123%; (ii) expected dividend yield of 0%; (iii) expected option term of 10 years; (iv) risk-free rates of return of 2.0% and (v) expected forfeiture rates of 40% for both periods.

2.    LIQUIDITY AND CREDIT FACILITY

On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business credit company, for a two year working capital line of credit for $750,000 to replace our existing credit facility with Comerica Bank. Under the BFI agreement, available borrowings are up to 85% of accounts receivable, after reduction for ineligible accounts. The interest rate on outstanding balances is at prime plus 4% per annum, plus a monthly administrative fee of 0.50% per month, calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company was at least $1,000 per month for the first six months, escalating to $2,375 per month for the remaining term of the agreement. The term of the agreement is two years and renews automatically unless terminated by the Company upon 30 days' notice prior to the end of the term. In December 2004, the agreement between the Company and BFI was automatically renewed for an additional period of two years; however, both parties have the right to cancel the agreement at any time on 30 days' prior notice.

On April 14, 2005, the Company entered into a Stock Purchase Agreement with Stellar McKim LLC ("Stellar"), a financial services and software group (the "Stellar Transaction"). Pursuant to the Stellar Transaction, the Company filed a Certificate of Designations creating a new series of Preferred Stock designated Series A Convertible Preferred Stock ("Series A Preferred Stock") and issued and sold to Stellar (i) 41,487,929 shares of Common Stock, representing approximately 57.6% of BrightStar's currently authorized shares of Common Stock for $213,000 in cash and (ii) 136,585 shares of Series A Preferred Stock, which are convertible into 482,764,933 shares of the Company's Common Stock, for $137,000 in cash. Authorization of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock issued to Stellar in the Stellar Transaction is subject to stockholder approval. Upon such approval and conversion of its Series A Preferred Stock, Stellar will own 94.5% of the outstanding Common Stock of BrightStar on a fully diluted basis. In addition, the Series A Preferred Stock has voting rights based on the number of shares of Common Stock into which it is convertible. Accordingly, Stellar currently holds approximately 94.7% of the outstanding voting power held by stockholders of the Company in all matters upon which stockholders may vote.

Pursuant to the Stellar Transaction, the Company also entered into an Omnibus Agreement (as amended, the "Omnibus Agreement"), with Stellar, BrightStar Information Technology Services, Inc. ("Services"), the Company's principal operating subsidiary, and each holder (each a "Holder" and collectively the "Holders") of Service's Series 1 Convertible Subordinated Promissory Notes (the "Notes"), pursuant to which Stellar agreed to acquire all of the Notes from the Holders for $860,000. Pursuant to the Omnibus Agreement and the Purchase Agreement, warrants that were originally issued together with the Notes were cancelled, the conversion feature of the Notes was eliminated, the maturity date of the Notes, as well as the due date for payment of interest accrued at March 31, 2005, was extended until December 31, 2007 and the Company issued 13,869,121 shares of Common Stock to the Holders.

The Stellar Transaction resulted in a change of control of the Company. As explained above, Stellar currently owns 57.6% of the outstanding Common Stock and 94.5% of the outstanding voting power and, upon conversion of its Series A Preferred Stock, will own 94.5% of the outstanding Common Stock of BrightStar on a fully diluted basis.

Pursuant to the terms of the Stellar Transaction, all of the directors of the Company, other than Joseph A. Wagda, and all of the officers of the Company resigned, effective at the close of business on April 18, 2005. After these resignations, Ian Scott-Dunne was appointed to the Company's Board of Directors and elected Chairman. In addition, the Board elected Brian Burnett as Chief Executive Officer, John Coogan as Chief Financial Officer and Deborah Seal as Corporate Secretary. Shortly thereafter at a Board meeting held on June 15th, Deborah Seal was elected as Chief Operating Officer and Jordan Loewer was elected as Corporate Secretary.

On April 14th 2005, holders of 125,000 warrants converted those warrants into 62,500 shares of the common stock.

The Company believes that its planned results from operations, when combined with the proceeds from the Stellar transaction and proceeds available from the BFI credit facility (or any alternative working capital facility) will be adequate to fund its operations at least through the end of 2005; however, operating results could be worse than expected, or the BFI credit facility could be canceled and the Company might be unable to obtain a replacement facility; under such circumstances, without additional financing, there can be no assurance that the Company would have sufficient cash available to meet its obligations as they come due in order to continue as a going concern.

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

4.    ACCRUED SALARIES AND OTHER EXPENSES

Accrued salaries and other expenses consist of the following:

      (In Thousands)                                  June 30,      December 31
                                                        2005            2004
                                                    ------------    ------------
      Accrued payroll and payroll taxes............ $         64    $        145
      Accrued professional fees....................           58              61
      Other accrued expenses.......................          138             144
                                                    ------------    ------------
      Total accrued expenses....................... $        260    $        350
                                                    ============    ============

5.    CONVERTIBLE NOTES PAYABLE, NET

On July 26, 2001, the Company completed a private placement of approximately $1,100,000 of Series 1 Convertible Subordinated Promissory Notes (the "Notes") and detachable warrants to purchase Common Stock to a group of investors, including members of BrightStar's senior management. The Notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and were originally convertible into Common Stock, at the option of the investors, at a fixed redemption price of $0.23 per share, subject to adjustment upon the occurrence of certain dilutive events. The Notes accrued simple interest at the annual rate of 8% per annum, payable in cash or, at the option of the Company, by issuing additional Notes and warrants (the "PIK Notes" and "PIK Warrants", respectively). The Company elected to pay the interest accrued on the Notes from inception through June 30, 2003 by issuing PIK Notes in an aggregate principal amount of $182,000 and PIK Warrants to purchase an aggregate of 118,867 shares of Common Stock. From and after October 2003, the Company paid all interest accrued on the Notes and PIK Notes in cash.

The original maturity date of the Notes and PIK Notes was July 1, 2004.; effective October 24, 2003, the maturity date of the Notes and PIK Notes was extended to December 31, 2005. The extension was approved by holders representing more than 75% of the aggregate principal amount of the Notes and PIK Notes. As consideration for this amendment the Company agreed to a partial pay down schedule for the PIK notes, commencing January 2004. The Company agreed to pay in cash each quarter an amount equal to 50% of the interest then due on the Notes and PIK Notes and the amounts so paid were applied sequentially to retire the PIK Notes in the order issued until December 31, 2005. Subsequently, forbearance agreements were consummated with holders representing more than 75% of the aggregate outstanding principal balance of the Notes and PIK Notes in (i) July 2004 (with respect to interest due for the quarter ended June 30, 2004) and
(ii) October 2004 (with respect to interest due for the quarters ended September 30, 2004 and December 31, 2004) which provided, among other things, for the deferral of payment of interest accrued during such quarters. Subsequently, the conversion feature of the Notes and PIK Notes was eliminated, the warrants and PIK Warrants were canceled, and the maturity date of the Notes and PIK Notes and date for payment of all interest accrued thereon to March 31, 2005 was extended December 31, 2007.

6.    NOTE TO SHAREHOLDER, NET

On July 26, 2001, the Company completed a private placement of approximately $1,100,000 of Series 1 Convertible Subordinated Promissory Notes (the "Notes") and detachable warrants to purchase Common Stock to a group of investors, including members of BrightStar's senior management. The Notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and were originally convertible into Common Stock, at the option of the investors, at a fixed redemption price of $0.23 per share, subject to adjustment upon the occurrence of certain dilutive events. The Notes accrued simple interest at the annual rate of 8% per annum, payable in cash or, at the option of the Company, by issuing additional Notes and warrants (the "PIK Notes" and "PIK Warrants", respectively). The Company elected to pay the interest accrued on the Notes from inception through June 30, 2003 by issuing PIK Notes in an aggregate principal amount of $182,000 and PIK Warrants to purchase an aggregate of 118,867 shares of Common Stock. From and after October 2003, the Company paid all interest accrued on the Notes and PIK Notes in cash.

The original maturity date of the Notes and PIK Notes was July 1, 2004.; effective October 24, 2003, the maturity date of the Notes and PIK Notes was extended to December 31, 2005. The extension was approved by holders representing more than 75% of the aggregate principal amount of the Notes and PIK Notes. As consideration for this amendment the Company agreed to a partial pay down schedule for the PIK notes, commencing January 2004. The Company agreed to pay in cash each quarter an amount equal to 50% of the interest then due on the Notes and PIK Notes and the amounts so paid were applied sequentially to retire the PIK Notes in the order issued until December 31, 2005. Subsequently, forbearance agreements were consummated with holders representing more than 75% of the aggregate outstanding principal balance of the Notes and PIK Notes in (i) July 2004 (with respect to interest due for the quarter ended June 30, 2004) and
(ii) October 2004 (with respect to interest due for the quarters ended September 30, 2004 and December 31, 2004) which provided, among other things, for the deferral of payment of interest accrued during such quarters.

Pursuant to the Stellar Transaction, the Company also entered into an Omnibus Agreement (as amended, the "Omnibus Agreement"), with Stellar, BrightStar Information Technology Services, Inc. ("Services"), the Company's principal operating subsidiary, and each holder (each a "Holder" and collectively the "Holders") of Service's Series 1 Convertible Subordinated Promissory Notes (the "Notes"), pursuant to which Stellar agreed to acquire all of the Notes from the Holders for $860,000. Pursuant to the Omnibus Agreement and the Purchase Agreement, warrants that were originally issued together with the Notes were cancelled, the conversion feature of the Notes was eliminated, the maturity date of the Notes, as well as the due date for payment of interest accrued at March 31, 2005, was extended until December 31, 2007 and the Company issued 13,869,121 shares of Common Stock to the Holders.

7.    INCOME TAXES

As a result of historical losses, the Company has recorded a valuation allowance to offset all of its net deferred tax assets recorded at June 30, 2005. The valuation allowance, which was approximately $11,900,000 as of December 31, 2004, relates to deferred tax assets established for net operating loss carry-forwards generated through June 30, 2005 and other temporary differences. The Company does not expect to recognize tax benefits on prior or future losses or other temporary differences until such time that it is more likely than not that tax benefits will be realized by the Company. At December 31, 2004, the Company had a net operating loss carry-forward of approximately $16,156,000 for Federal Income Tax purposes, which will expire in years 2019 through 2024. The Stellar Transaction described in Note 2 has triggered a change in ownership which will severely limit the use of our tax attributes in the future.

8.    NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

      (Numerator - In Thousands)                                       Three months ended               Six months ended
                                                                    June 30,        June 30,        June 30,         June 30,
                                                                      2005            2004            2005             2004
                                                                  ------------    ------------    ------------    ------------
      Numerator:
      Loss from operations .....................................  $        (31)   $       (151)   $        (72)   $       (275)
                                                                  ============    ============    ============    ============

      Net loss .................................................  $        (62)   $        (53)   $       (134)   $       (381)
                                                                  ============    ============    ============    ============

      Numerator for basic earnings per share - loss
      available to Common Stockholders .........................           (62)           (204)           (134)           (381)

      Effect of dilutive securities:
      None .....................................................            --              --              --              --
                                                                  ------------    ------------    ------------    ------------
      Numerator for diluted earnings per share -
      income available to Common Stockholders after assumed
      conversions ..............................................  $        (62)   $       (204)   $       (134)   $       (381)
                                                                  ============    ============    ============    ============

      Denominator:
      Denominator for basic earnings per share - weighted
      average shares ...........................................    62,790,441      15,287,968      39,170,427      15,287,968
      Effect of dilutive securities:
      Employee stock options and other dilutive securities (1) .            --              --              --              --
                                                                  ------------    ------------    ------------    ------------
      Denominator for diluted earnings per share - adjusted
      weighted-average shares and assumed conversions ..........    62,790,441      15,287,968      39,170,427      15,287,968
                                                                  ------------    ------------    ------------    ------------

(1) Diluted EPS for the three-month period ended June 30, 2005 excludes the effect of approximately 483.9 million shares of Common Stock issuable upon the conversion of the Series A Preferred stock, the exercise of outstanding stock options and warrants. The conversion of the Series A Preferred stock is subject to shareholders approval, and the exercise price for the stock options and warrants exceeds the current share price.

9.    LITIGATION

On January 17, 2005, the Company received service of an action filed by the State of Texas in the 353d Judicial District of the District Court of Travis County, Texas (Cause No. GV500031) against the Company and BRBA, Inc., its former wholly-owned subsidiary, for sales taxes, interest, penalties and attorneys' fees for the period 1997 through 2004 in the aggregate amount of $666,387, plus future interest. BRBA, Inc. was liquidated in a chapter 7 proceeding that was completed in 2002 and the Company no longer has any responsibility for its affairs.

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

On August 1, 2005, the Company received notice of a claim on behalf of a prior director / employee for the non-payment of severance payments totaling approximately $200,000. The Company has taken the position that there is no valid claim, as the applicable statue of limitations has expired and the asserted claim is time-barred, and the Company has indicated so in its response to the claimant. As such, the Company believes that there is no significant uncertainty affecting the financial statements as a result of this claim.

In addition, the Company is from time to time involved in litigation incidental to its business. The Company believes that the results of such litigation will not have a materially adverse effect on the Company's financial condition.

10.   SIGNIFICANT CUSTOMERS

For the second quarter of 2005, the Company had a single customer that accounted for 46% of total revenue. This customer also accounted for approximately 23% of the Company's total outstanding accounts receivable balance as of June 30, 2005. In addition, the Company had one customer that accounted for 20%, and another customer that accounted for 12% of total revenue. These two customers accounted for 31% and 9%, respectively, of the Company's total outstanding accounts receivable balance as of June 30, 2005.

For the second quarter of 2004, the Company had two customers that accounted for approximately 55% and 17% of the total revenue respectively. These customers also accounted for approximately 24% and 34% respectively; of the Company's total outstanding accounts receivable balance as of June 30, 2004.

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

In March 2005, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The Company is currently
evaluating  the  impact  SAB  107  will  have  on  its  consolidated   financial
statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3". This new standard replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements". Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement". The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company provides information technology ("IT") services for its customers. We help organizations maximize their competitive advantage through the implementation and /or support of leading edge enterprise-level packaged-systems applications and legacy software systems by focusing primarily on serving clients in government markets. The Company also provides software support and training services to major corporations. We have approximately 20 employees and contractors. The Company has its headquarters in the San Francisco Bay Area with a field office near Dallas, Texas. We also have other service-delivery locations throughout the United States, including Arizona, Arkansas, California, Florida, Oregon and Texas.

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

Income taxes -- The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on the Company's net losses for the previous years, the Company has recorded a valuation allowance for deferred taxes as of June 30, 2005. In the event that the Company were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income for the period in which such determination was made.

RESULTS OF OPERATIONS

Revenue for the second quarter ended June 30, 2005 decreased from $0.84 million to $0.67 million or 20% compared to the second quarter ended June 30, 2004 as a result of a reduction in the demand for our services.

Gross profit as a percentage of revenue for the second quarter ended June 30, 2005 decreased from 28.6% to 27.8% compared to second quarter ended June 30, 2004 as a result of consultant cost increases, which were not passed on to our customers and a change in the mix of services provided to our clients.

LIQUIDITY AND CAPITAL RESOURCES

On December 16, 2002, the Company entered into an agreement with BFI Business Finance ("BFI"), a Santa Clara, California-based business credit company, for a two year working capital line of credit for $750,000, to replace our existing credit facility with Comerica Bank. Under the BFI agreement, available borrowings are up to 85% of accounts receivable, after reduction for ineligible accounts. The interest rate on outstanding balances is at prime plus 4% per annum, plus a monthly administrative fee of 0.50% per month calculated on the average daily balance outstanding. The minimum monthly interest and administrative fee charged to the Company was at least $1,000 per month for the first six months, escalating to $2,375 per month for the remaining term of the agreement. The term of the agreement is two years and renews automatically unless terminated by the Company upon 30 days' notice prior to the end of the term. In December 2004, the agreement between the Company and BFI was automatically renewed for an additional period of two years; however, both parties have the right to cancel the agreement at any time on 30 days' prior notice.

On April 14, 2005, the Company entered into a Stock Purchase Agreement with Stellar McKim LLC ("Stellar"), a financial services and software group (the "Stellar Transaction"). Pursuant to the Stellar Transaction, the Company filed a Certificate of Designations creating a new series of Preferred Stock designated Series A Convertible Preferred Stock ("Series A Preferred Stock") and issued and sold to Stellar (i) 41,487,929 shares of Common Stock, representing approximately 57.6% of BrightStar's currently authorized shares of Common Stock, for $213,000 in cash and (ii) 136,585 shares of Series A Preferred Stock, which are convertible into an aggregate of 482,764,933 shares of the Company's Common Stock, for $137,000 in cash. Authorization of the shares of Common Stock issuable upon conversion of the shares of Series A Preferred Stock issued to Stellar in the Stellar Transaction is subject to stockholder approval. Upon such approval and conversion of its Series A Preferred Stock, Stellar will own 94.5% of the outstanding Common Stock of BrightStar on a fully diluted basis. In addition, the Series A Preferred Stock has voting rights based on the number of shares of Common Stock into which it is convertible. Accordingly, Stellar currently owns approximately 94.7% of the voting power held by stockholders of the Company in all matters upon which stockholders may vote.

Pursuant to the Stellar Transaction, the Company also entered into an Omnibus Agreement (as amended, the "Omnibus Agreement"), with Stellar, BrightStar Information Technology Services, Inc. ("Services"), the Company's principal operating subsidiary, and each holder (each a "Holder" and collectively the "Holders") of Service's Series 1 Convertible Subordinated Promissory Notes (the "Notes"), pursuant to which Stellar agreed to acquire all of the Notes from the Holders for $860,000. Pursuant to the Omnibus Agreement and the Purchase Agreement, warrants that were originally issued together with the Notes were cancelled, the conversion feature of the Notes was eliminated, the maturity date of the Notes, as well as the due date for payment of interest accrued at March 31, 2005, was extended until December 31, 2007 and the Company issued 13,869,121 shares of Common Stock to the Holders.

The Stellar Transaction resulted in a change of control of the Company. As explained above, Stellar currently owns 57.6% of the outstanding Common Stock and 94.5% of the outstanding voting power and, upon conversion of its Series A Preferred Stock, will own 94.5% of the outstanding Common Stock of BrightStar on a fully diluted basis.

The Company believes that its planned results from operations, when combined with the proceeds from the Stellar transaction and proceeds available from the BFI credit facility (or any alternative working capital facility) will be adequate to fund its operations at least through the end of 2005; however, operating results could be worse than expected, or the BFI credit facility could be canceled and the Company might be unable to obtain a replacement facility; under such circumstances, without additional financing, there can be no assurance that the Company would have sufficient cash available to meet its obligations as they come due in order to continue as a going concern.

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

ITEM 2. Exhibits

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

                                   BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.


Date: Aug 19, 2005.                BY: /s/ Brian Burnett
                                       -----------------------------------------
                                       Brian Burnett
                                       Chief Executive Officer

                                INDEX TO EXHIBITS

            EXHIBIT
            NUMBER      DESCRIPTION
            ------      -----------

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