Form 10-Q
period 2005-09-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2005-11-14
CIK 1050025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

           6160 STONERIDGE MALL ROAD, SUITE 250, PLEASANTON, CA 94588
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

      The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at September 30, 2005 was 70,707,518. The number of shares of Series A Preferred Stock of the Registrant, par value $.001 per share, outstanding at September 30, 2005 was 136,585.


                 The Exhibit Index is located on page 15 hereof.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. Financial Statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          Unaudited
                                                                                         September 30,   December 31,
                                                                                             2005            2004
                                                                                           ---------       ---------
                                     ASSETS
Current assets:
    Cash ............................................................................      $      19       $      43
    Trade accounts receivable, net of allowance
      for doubtful accounts of $18 ..................................................            287             486
    Unbilled revenue ................................................................             25               5
    Prepaid expenses and other ......................................................             50              34
                                                                                           ---------       ---------
      Total current assets ..........................................................            381             568
    Property and equipment ..........................................................            446             446
      Less - accumulated depreciation ...............................................           (422)           (408)
                                                                                           ---------       ---------
    Property and equipment, net .....................................................             24              38
                                                                                           ---------       ---------
      Total assets ..................................................................      $     405       $     606
                                                                                           =========       =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit ..................................................................      $      19       $     218
    Accounts payable ................................................................             85              90
    Accrued salaries and other expenses .............................................            217             350
                                                                                           ---------       ---------
                                                                                           ---------       ---------
      Total current liabilities .....................................................            321             658
    Convertible notes payable, net ..................................................             --           1,258
    Note to shareholder, net ........................................................          1,258              --
    Other liabilities ...............................................................            101              75
    Commitments and contingencies ...................................................             --              --
Stockholders' equity:
    Preferred Stock, $0.001 par value; 3,000,000 shares authorized;  136,585 and
    0, Series A Preferred Stock, issued and outstanding
    in 2005 and 2004, respectively ..................................................             --              --
    Common stock, $0.001 par value; 747,000,000 shares authorized;
    70,707,518 and 15,287,968 shares issued and outstanding in 2005
    and 2004, respectively ..........................................................             71              16
    Additional paid-in capital ......................................................        100,102          99,925
    Unearned compensation ...........................................................             --              (1)
    Treasury stock ..................................................................             --            (118)
    Accumulated deficit .............................................................       (101,448)       (101,207)
                                                                                           ---------       ---------
      Total stockholders' equity ....................................................         (1,275)         (1,385)
                                                                                           ---------       ---------
             Total Liabilities and Stockholders' Equity .............................      $     405       $     606
                                                                                           =========       =========

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                                        -------------------------------       -------------------------------
                                                           2005                2004              2005                2004
                                                        ------------       ------------       ------------       ------------
Revenue ..........................................               534                781              1,959              2,818
Cost of revenue ..................................               396                576              1,452              2,032
                                                        ------------       ------------       ------------       ------------
Gross profit .....................................               138                205                507                786

Operating expenses:
     Selling, general and administrative .........               209                318                640              1,165
     Depreciation and amortization ...............                 5                  5                 15                 14
                                                        ------------       ------------       ------------       ------------
Total operating expenses .........................               214                323                655              1,179

Loss from operations .............................               -76               -118               -148               -393

     Interest expense, net .......................               -32                -34                -93               -140
                                                        ------------       ------------       ------------       ------------
Net loss .........................................             ($108)             ($152)             ($241)             ($533)
                                                        ============       ============       ============       ============

Net loss per share: basic and diluted
                                                        ------------       ------------       ------------       ------------
     Net loss per share ..........................      $       0.00       ($      0.01)      $       0.00             ($0.03)
                                                        ============       ============       ============       ============

Average shares outstanding: basic and diluted ....        70,707,518         15,287,968         49,798,310         15,287,968

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                       Common Stock                               Additional Paid in Capital
                                                --------------------------       Series A      ---------------------------------
                                                  Shares          Amount        Preferred      Common Stock   Series A Preferred
                                                ----------      ----------      ----------      ----------        ----------
Balance, December 31, 2004 ...............      15,287,968      $       16              --      $   99,925        $       --
Amortization of unearned compensation ....              --              --              --              --                --
Additional shares issued & ...............      55,419,550              55         136,585              40               137
paid-in-capital
Net loss .................................              --              --              --              --                --
                                                ----------      ----------      ----------      ----------        ----------
Balance, September 30, 2005 ..............      70,707,518      $       71         136,585      $   99,965        $      137
                                                ==========      ==========      ==========      ==========        ==========


                                                                                                  Total
                                                 Unearned       Treasury      Accumulated     Stockholdeeers'    Comprehensive
                                               Compensation        Stock        Deficit          Equity              Loss
                                                ----------      ----------      ----------      ----------        ----------
Balance, December 31, 2004 ...............      $       (1)     $     (118)     $ (101,207)     $   (1,385)               --
                                                ----------      ----------      ----------      ----------        ----------
Amortization of unearned\compensation ....               1              --              --               1                --
Additional shares issued & ...............              --             118              --             350                --
paid-in-capital
Net loss .................................              --              --            (241)           (241)       $     (241)
Balance, September 30, 2005 ..............      $       --      $       --      $ (101,448)     $   (1,275)       $     (241)
                                                ==========      ==========      ==========      ==========        ==========


See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               NINE MONTHS ENDED
                                                                         -----------------------------
                                                                         SEPTEMBER 30,   SEPTEMBER 30,
                                                                             2005            2004
                                                                            --------       --------
Operating activities:
   Net loss ..........................................................      $   (241)      $   (533)
   Adjustments to reconcile net loss to net
      cash provided (used) by operating activities:
   Depreciation and amortization .....................................            15             57
   Non cash compensation expense on issuance of
      common stock options and warrants ..............................            --              9
   Changes in operating assets and liabilities
      Trade accounts receivable ......................................           199             85
      Unbilled revenue ...............................................           (20)             8
      Prepaid expenses and other assets ..............................           (16)            47
      Accounts payable ...............................................            (5)            (6)
      Accrued salaries and other expenses ............................          (133)            42
      Other liabilities ..............................................            26             --
                                                                            --------       --------
      Net cash provided (used) by operating activities ...............          (175)          (291)

Investing activities:
   Capital expenditures ..............................................            --             (9)
                                                                            --------       --------
      Net cash used in investing activities ..........................            --             (9)

Financing activities:
   Net borrowings (payments) under line of credit ....................          (199)           220
   Repayments of convertible notes payable ...........................            --            (26)
   Additional paid in capital, sale of common and preferred shares ...           350
                                                                            --------       --------
      Net cash provided (used) by financing activities ...............           151            194

Net increase (decrease) in cash ......................................           (24)          (106)

Cash:
   Beginning of period ...............................................            43            125
                                                                            --------       --------
   End of period .....................................................      $     19       $     19
                                                                            ========       ========

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      1. BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk" and the Consolidated Financial Statements and notes thereto included in Items 7, 7A and 8, respectively, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

      Basic income (loss) per share is based upon the weighted average number of Common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of Common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include Common shares issuable upon the exercise of stock options, warrants, preferred shares and the conversion of notes payable. Potentially dilutive securities excluded are approximately 1 million shares and 7.9 million shares at September 30, 2005 and September 30, 2004, respectively and preferred shares convertible into 482,764,933 common shares. At September 30th, 2005, the exercise price for the stock options and warrants exceeded the current share price and the company recorded a loss for both reporting periods.

      Pro forma disclosures required under SFAS 148 are presented below. The pro forma compensation cost may not be representative of that expected in future years.

(In Thousands, Except Per Share Data)             3 Months Ended September 30,      9 Months Ended September 30,
                                                      2005           2004                 2005           2004
                                                     -------       -------              -------          ----
Net loss, as reported .........................      $  (108)      $  (152)             $  (241)         (533)
Pro forma net loss ............................      $  (108)      $  (152)             $  (241)      $  (533)
                                                     =======       =======              =======       =======


Pro forma basic and diluted loss per share:
   Basic - as reported ........................      $ (0.00)      $ (0.01)             $ (0.00)      $ (0.03)
   Basic - pro forma ..........................      $ (0.00)      $ (0.01)             $ (0.00)      $ (0.03)
   Diluted - as reported ......................      $ (0.00)      $ (0.01)             $ (0.00)      $ (0.03)
   Diluted - pro forma ........................      $ (0.00)      $ (0.01)             $ (0.00)      $ (0.03)

      Compensation costs for the quarters ended September 30, 2005 and 2004 were calculated in accordance with the binomial model, using the following weighted average assumptions: (i) expected volatility of 123%; (ii) expected dividend yield of 0%; (iii) expected option term of 10 years;
      (iv) risk-free rates of return of 2.0% and (v) expected forfeiture rates of 40% for both periods.

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

      On April 14, 2005, the Company entered into a Stock Purchase Agreement with Stellar McKim LLC ("Stellar"), a financial services and software group (the "Stellar Transaction"). Pursuant to the Stellar Transaction, the Company filed a Certificate of Designations creating a new series of Preferred Stock designated Series A Convertible Preferred Stock ("Series A Preferred Stock") and issued and sold to Stellar (i) 41,487,929 shares of Common Stock, representing approximately 57.6% of BrightStar's then authorized shares of Common Stock for $213,000 in cash and (ii) 136,585 shares of Series A Preferred Stock, which are convertible into 482,764,933 shares of the Company's Common Stock, for $137,000 in cash. Authorization of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock issued to Stellar in the Stellar Transaction was subject to stockholder approval. This approval was granted at a Special Meeting of Stockholders held on September 20th, 2005 (the "Special Meeting").

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

      On April 14th 2005, holders of 125,000 warrants converted those warrants into 62,500 shares of Common Stock.

      The company continues to follow the going concern basis of accounting although there have been recurring losses. Management believes that existing borrowing capabilities will be able to ensure the continuance as a going concern for a reasonable period of time. Further, the controlling shareholders plan to facilitate the acquisition of operating companies in the near future, which should enhance the company's profitability and cash flows.

      3. ACCRUED SALARIES AND OTHER EXPENSES

      Accrued salaries and other expenses consist of the following:

      (In Thousands)                          September 30,         December 31
                                              -------------         -----------
                                                  2005                 2004
                                                 -------             -------
      Accrued payroll and payroll taxes ....     $    49             $   145
      Accrued professional fees ............          49                  61
      Other accrued expenses ...............         119                 144
                                                 -------             -------
      Total accrued expenses ...............     $   217             $   350
                                                 =======             =======


      4. LITIGATION

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

      The Company believes that the suit against it was without merit. However, to avoid the cost and time required to adjudicate this matter, it entered into a contingent settlement agreement on January 19, 2005 whereby the action against the Company would be dismissed, provided the State of Texas receives $25,000 from the Company on or before May 12, 2005. The Company made the $25,000 payment in April 2005. On May 9th 2005, the Company received a Notice of Non-Suit under Rule 162 from the Attorney General's office of the State of Texas.

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

      5. SIGNIFICANT CUSTOMERS

      For the third quarter of 2005, the Company had four customers that accounted for approximately 55%, 15%, 11% and 8% of the total revenue respectively. For the first nine months of 2005, these customers accounted for approximately 47%, 17%, 13% and 8% of total revenue respectively. These customers also accounted for approximately 31%, 18%, 16% and 16% respectively; of the Company's total outstanding accounts receivable balances as of September 30, 2005.

      For the third quarter of 2004, the Company had four customers that accounted for approximately 44%, 17%, 12% and 11% of the total revenue respectively. For the first nine months of 2004, these customers accounted for approximately 64%, 5%, 4% and 10% of total revenue respectively. These customers also accounted for approximately 18%, 21%, 24% and 9% respectively; of the Company's total outstanding accounts receivable balance as of September 30, 2004.

      6. RECENTLY ISSUED ACCOUNTING STANDARDS

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

      In June 2005, the Emerging Issue Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provision of this consensus to have a material impact on the Company's financial position, results of operations or cash flows.

      7. SUBSEQUENT EVENTS

      On October 14th, 2005 the Company amended its Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 72,000,000 to 747,000,000.

      On October 31st, 2005, the Company entered into a Purchase of Assets and Sale Agreement, with Neulogic Media, LLC (the "Asset Agreement"), pursuant to which the Company has agreed to acquire all of the assets and business of Neulogic Media, LLC, an Ohio based provider of e-communication solutions and content management systems to clients in the philanthropic market.

      Under the Asset Agreement, the Company has agreed to pay as consideration for the assets and business of Neulogic $1.8 million in cash, $200,000 of which has been paid as a deposit and the balance of which will be paid at the closing, and 139,000,000 shares of newly-issued Common Stock, which, when issued at the closing, will constitute approximately 20% of the total outstanding Common Stock on a fully diluted basis. In addition the Company has agreed to negotiate in good faith employment agreements with the three individual principals of Neulogic.

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

      RESULTS OF OPERATIONS

      Revenue for the third quarter ended September 30, 2005 decreased from $0.78 million to $0.53 million or 32% compared to the third quarter ended September 30, 2004 as a result of a reduction in the demand for our services.

      Gross profit as a percentage of revenue for the third quarter ended September 30, 2005 decreased from 26.2% to 25.8% compared to third quarter ended September 30, 2004 as a result of consultant cost increases, which were not passed on to our customers and a change in the mix of services provided to our clients.

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

      On April 14, 2005, the Company entered into a Stock Purchase Agreement with Stellar McKim LLC ("Stellar"), a financial services and software group (the "Stellar Transaction"). Pursuant to the Stellar Transaction, the Company filed a Certificate of Designations creating a new series of Preferred Stock designated Series A Convertible Preferred Stock ("Series A Preferred Stock") and issued and sold to Stellar (i) 41,487,929 shares of Common Stock, representing approximately 57.6% of BrightStar's then authorized shares of Common Stock, for $213,000 in cash and (ii) 136,585 shares of Series A Preferred Stock, which are convertible into an aggregate of 482,764,933 shares of the Company's Common Stock, for $137,000 in cash. Authorization of the shares of Common Stock issuable upon conversion of the shares of Series A Preferred Stock issued to Stellar in the Stellar Transaction was subject to stockholder approval. This approval was granted at a Special Meeting of Stockholders, held on September 20th, 2005 (the "Special Meeting").

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

      The company continues to follow the going concern basis of accounting although there have been recurring losses. Management believes that existing borrowing capabilities will be able to ensure the continuance as a going concern for a reasonable period of time. Further, the controlling shareholders plan to facilitate the acquisition of operating companies in the near future, which should enhance the company's profitability and cash flows.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

      The Company held a Special Meeting of Stockholders on September 20, 2005, at which the following persons were elected as Directors:

      Ian Scott-Dunne - 53,107,989 For, 75,400 Votes Withheld

      James Cahill - 53,107,989 Votes For, 75,400 Votes Withheld

      Robert Taggart, Jr. - 53,097,989 Votes For, 85,400 Votes Withheld

      Leonard Zehnwirth - 53,097,989 Votes For, 85,400 Votes Withheld

      Julie Houk - 53,169,989 Votes For, 13,400 Votes Withheld

      Deborah Seal - 53,107,989 Votes For, 75,400 Votes Withheld

      In addition, stockholders voted in favor of amending the Company's Certificate of Incorporation to increase the number of shares of Common Stock the Company is authorized to issue from 72,000,000 to 747,000,000 (the "Share Amendment") and authorized our Board of Directors, in its discretion, to effect a reverse stock split of the Company's outstanding Common Stock by a ratio of between one-for-two and one-for-ten, inclusive, without further approval by our stockholders (the "Split Amendment").

      Votes for these two proposals were as follows:

      Share Amendment: 42,554,024 Votes For; 481,530 Votes Against; 100 Votes Abstaining; 10,147,735 Broker Non-votes Split Amendment: 42,411,524 Votes For; 556,030 Votes Against; 68,100 Vote Abstaining; 10,147,735 Broker Non-votes

ITEM 6. Exhibits

      (a) Exhibits

      3.1 - Certificate of Incorporation and all Amendments

      10.1 - Purchase of Assets and Sale Agreement, Dated as of October 31, 2005, Between and Among the Company and Neulogic Media, LLC.

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

                                   BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: Nov __, 2005.                BY: /s/ Brian Burnett
                                       -----------------------------------------
                                       Brian Burnett
                                       Chief Executive Officer

                                                         INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1 -             Certificate of Incorporation and all amendments

10.1 - Purchase of Assets and Sale Agreement, dated as of October 31, 2005, between and among the Company and Neulogic Media, LLC.

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