Form 10-K
period 2005-12-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2006-04-14
CIK 1050025

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
MARK ONE
|X|                  ANNUAL REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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


                      6160 STONERIDGE MALL ROAD, SUITE 250
                          PLEASANTON, CALIFORNIA 94588
                                 (925) 251-0000
               (Address, including zip code, area code with phone
                 number of the registrant's principal executive
                                    offices)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated
filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

          As of March 24, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $876,588 (based on the $0.03 per share closing price for such shares on The OTC Bulletin Board Market on March 24, 2006). For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

         As of March 24, 2006, there were 70,707,518 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                 The Exhibit Index is located on Page 45 hereof.
================================================================================

                                     PART I


In addition to historical information, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following discussion, and in particular, the risks discussed below under the subheading "Risk Factors" and in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.


ITEM 1: BUSINESS

General

         We help organizations maximize their competitive advantage through the implementation and/or support of leading edge enterprise-level packaged-systems applications and legacy software systems by focusing primarily on serving clients in government markets. We also provide software support and training services to major corporations.

         We were organized as a Delaware corporation in July 1997 and completed our initial public offering ("IPO") on April 16, 1998. Our headquarters are in Pleasanton, California with field offices near Dallas, Texas. We also have service-delivery locations throughout the United States, including Arizona, Arkansas, California, Florida and Oregon. The mailing address of our headquarters is 6160 Stoneridge Mall Road, Suite 250, Pleasanton, California 94588, and our telephone number at that location is (925) 251-0000. Our website is WWW.BRIGHTSTAR.COM. Through the Investors link on our Website, we make available the following filings as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC"): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available free of charge. The information on, or that can be accessed through, our website is not part of this report.

Products and Services

         We provide information technology ("IT") services for our customers. Since 1998, we have been a quality IT services provider. From inception to today, we have emphasized our core ERP practices in the SAP market, as well as its application support services for key major accounts. Through the restructuring actions of the last few years, we have striven to reduce our fixed costs to the scale of our recent business level. We believe we are properly positioned to focus on IT opportunities in the government sector, a vertical market in which it possesses strong reference accounts.

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

         In the legacy systems area, our consultants support the Fiscal Intermediary Standard System ("FISS") which is used to process claims under Medicare Part A. We provide these services as a subcontractor, approved by the Centers for Medicare and Medicaid Services ("CMS"), to Pinnacle Business Solutions, Inc. ("PBSI") companies who is the prime contractor on the FISS maintenance contract with CMS.

Employees

         To provide our services, we recruit and employ project managers, skilled senior-level consultants, engineers and other technical personnel with both business as well as technical expertise. We believe this combination of business and technical expertise, the breadth and depth of our solution offerings and our ability to deliver these solutions in both the traditional consulting and implementation model, are sources of differentiation for us in the market for information technology services and critical factors in our success. Qualified technical employees are periodically in great demand and could become a limited resource in the future. We dedicate resources to recruiting professionals with IT consulting and industry experience. None of our employees are subject to a collective bargaining arrangement.

         As of March 24, 2006, we employed 31 employees, including 21 revenue generating employees and 10 sales and administrative employees. We consider the relationships with our employees to be positive. Competition for technical personnel in the industry in which we compete is intense. We believe that our future success depends in part on our ability to hire, assimilate, and retain qualified personnel. To date, we believe that we have been successful in recruiting qualified employees, but there is no assurance that we will continue to be successful in the future.

Information About Operating Segment

         We operate primarily in the United States in the IT Services Business segment. Financial information regarding our business can be found in the consolidated financial statements and notes thereto attached as an Exhibit to this Form 10-K as described in Item 15.

         Among the leading positive factors affecting the demand for IT services are the transition to packaged software solutions, the emergence of new technologies and the increased bandwidth and usability of the Internet through the World Wide Web. These new technologies enable the creation and utilization of more functional and flexible applications that can increase productivity, reduce costs and improve customer service. Negative on-going conditions affecting demand in the IT Services segment include the retrenchment of venture capital investment in new internet business enterprises, which began in 2000, the maturity of many packaged-software applications, especially ERP, and restraint in IT spending in sectors we service.

Customers and Markets

         Our marketing efforts focus on mid-sized to large organizations that have a need for high quality consulting services to improve their use of enterprise applications and access to management information. We have developed expertise in the government vertical market and are continuing our efforts to leverage this knowledge. Many of our key relationships have existed for several years and have involved numerous activities and projects.

         We have a long term and current relationship with PBSI that represented approximately 50% of our business in 2005, 32% in 2004 and 36% in 2003. Nearly all of the revenue from PBSI is received under a single contract, which may be extended annually at the option of the client through January 14, 2007. In February 2006, we were notified that due to Congressional appropriations, all remaining resource hours under contract with PBSI will be temporarily reduced by 20 percent. All of our long-term contractual relationships, including our contract with PBSI, may be terminated for convenience by our clients without penalty on relatively short notice. We had two other unrelated customers, BearingPoint and Emerald Technology Services, which represented approximately 16% and 13% of our business in 2005.

         For 2005, PBSI accounted for approximately 34% of the total outstanding accounts receivable as of December 31, 2005. We had three other unrelated customers, BearingPoint, John Muir/Mt. Diablo Health System and Emerald Technology Services, which accounted for approximately 22%, 21% and 18% of our total outstanding accounts receivable balance, respectively.

         For 2004, PBSI accounted for approximately 30% of the total outstanding accounts receivable as of December 31, 2004. We also had two other unrelated customers, BearingPoint and John Muir/Mt. Diablo Health System, which accounted for approximately 34% and 13% of our total outstanding accounts receivable balance, respectively.

Competition

         Market share in the IT industry was initially concentrated among large computer manufacturers but the industry has become increasingly competitive and fragmented. IT services are provided by numerous firms including multinational accounting firms, systems consulting and implementation firms, software application vendors, general management consulting firms and data processing outsourcing companies. By selling consulting resources for today's sophisticated enterprise applications, we are competing against a wide variety of organizations in the market place. These may range from certain of the major consulting firms (such as Accenture) to small private and public companies like us.

         We strive to achieve competitive advantage in the market for IT services primarily in two ways. First, we have excellent customer references in our target markets. While the major systems integrators have these references as well, we believe many of our smaller competitors do not. Second, we provide high quality consultants at cost-effective billing rates, which we can deliver as a result of our low overhead cost structure. While the smaller services firms may have our low overhead, we believe our larger competitors usually do not.

Directors and Executive Officers


         Ian Scott-Dunne, 60, has been the Chairman of our Board of Directors since April 2005 and is the President and CEO of Stellar Financial, Inc. as well as a Managing Member of Stellar McKim LLC. Mr. Scott-Dunne has over 30 years of technology sales and marketing experience in the international financial industry. For the past five years, Mr. Scott-Dunne has been a Director of Stellar Advisers, Inc., a registered investment adviser, a Director of Stellar Financial Inc. and a Managing Member of Stellar McKim LLC. In addition, Mr. Scott-Dunne serves as advisor to the The Vantage Funds, a private investment fund for which Stellar Advisors, Inc. is investment advisor. Stellar Advisors, Inc. and Stellar Financial Inc. are affiliates of Stellar McKim LLC. Mr. Scott-Dunne has an in-depth understanding of the trust, securities processing and mutual fund businesses, as well as the technologies supporting them, and has developed long term relationships with senior bank executives throughout the world. Mr. Scott-Dunne previously held trust/custody system sales and marketing positions with National Computer Services (NCS), Financial Technology International (FTI), Vista Concepts (then a NYNEX Company) and McDonnell Douglas Financial Services. Mr. Scott-Dunne's extensive knowledge and expertise have been essential in the development of the Stellar Financial's GSS Data Object Encyclopedia, Stellar's Business Events for Securities, and the overall development of Stellar Financial products. Mr. Scott-Dunne has worked with clients such as Midland Bank, NECIGEF (Dutch Depository), Dai-lchi Kangyo Bank, Bank of Tokyo, Royal Bank of Canada, National Australia Bank, Lloyds Bank, Christiana Bank, and Osterreichische Laenderbank, among others.

         James J. Cahill, 44, has been a Director since June 2005 and is the Chairman of our Corporate Communications Committee. Mr. Cahill has also been a Managing Member of Stellar McKim LLC since 2004 and a Managing Member of McKim & Company LLC since 1998. In addition, Mr. Cahill serves as a Director of McKim & Company LLC. Mr. Cahill has worked in the financial services industry for the past 20 years as an investment banker or investment portfolio manager. Prior to founding McKim & Company in 1998, Mr. Cahill was a Managing Director and Principal of MFR Securities, Inc. At MFR Securities, he managed all aspects of the firm, including directing its investment banking services, while maintaining regulatory compliance with the NASD. Previously, Mr. Cahill was a Managing Director of Investment Banking and a participant in the 1995 recapitalization of Laidlaw Global Securities. At Laidlaw, Mr. Cahill was a lead banker for both public and private financings as well as mergers & acquisitions, including the firm's principal acquisitions. Prior to Laidlaw, Mr. Cahill was a portfolio manager at TIAA-CREF and previously an investment banker at Goldman Sachs & Co. Mr. Cahill received a B.A. from Boston College and a Masters in Management from the Kellogg Graduate School of Management at Northwestern University. Mr. Cahill is a licensed principal with the National Association of Securities Dealers, Inc. and holds Series 7, 24, 51 and 63 licenses.

         Robert H. Taggart, Jr., 43, has been a Director since June 2005 and is a member of our Corporate Communications Committee. Mr. Taggart has been a Director of McKim & Company LLC since July 2000 and is a Member of Stellar McKim LLC. Mr. Taggart has over 19 years of experience in the financial services industry. From 1998 to 2000, he was Executive Vice President and Managing Director of American Fronteer Financial Corporation. Prior to that, he was Vice President-Retail Sales at RAF Financial Corporation from 1994 to 1998. While at RAF, Mr. Taggart was directly responsible for taking the company from 25 account executives to 225 in thirteen cities in just three years and managed $750 million in customer assets. During his tenure at RAF, Mr. Taggart took public the parent company, Fronteer Financial Holdings, retired its debt and subsequently sold it to Heng Fung Holdings in 1998. While at RAF and American Fronteer, Mr. Taggart was directly responsible for closing over 25 transactions in excess of $200 million dollars in both the private and public markets. Prior to RAF Financial, Mr. Taggart was an account executive with Wolf & Company. Mr. Taggart has his series 7, 63 and 24 licenses. Mr. Taggart formerly served on the Denver Special Olympics Golf Committee and currently serves as the Founder and CEO of Front Range Amateur Hockey Association. He holds a B.S. degree in Business Administration from Albright College in Reading, PA.

         Leonard Zehnwirth, 47, has been a Director since June 2005 and is the Chairman of our Audit Committee. Mr. Zehnwirth is a financial management executive with over 24 years of diversified experience. He currently serves as a member of the Audit/Finance Committee and Investment Subcommittee of the NY Regional Association of Grantmakers and is a Trustee of the Board of Trustees of Hebrew Academy of Nassau County and a Director of F.Y. Eye, Inc. Since 2000, Mr. Zehnwirth has been Chief Financial Officer of FJC, a Foundation of Donor-Advised Funds, and since 1988 he has been Chief Financial Officer of the Silverman Family Office. Prior to that, Mr. Zehnwirth was a Senior Manager at Ernst & Whinney. Previously, Mr. Zehnwirth was employed at Goldstein, Golub, Kessler & Co. from 1981 to 1983 and at Anchin, Block & Anchin from 1980 to 1981. Mr. Zehnwirth received a BA in accounting & information systems from Queens College in 1980. He is a licensed Certified Public Accountant, a member of the American Institute of Public Accountants and a member of the New York State Society of Certified Public Accountants.

         Julie Houk, 40, has been a Director since June 2005 and is a member of our Audit Committee and the Chairman of our Compensation Committee. Ms. Houk has been Vice President Marketing & Development at The National Heritage Foundation, a public charitable corporation, since 1998 and served on its Board of Directors since 1994. She also serves as Secretary to the Board of Trustees of The Vantage Funds, a private investment fund of which The National Heritage Foundation is a shareholder. Stellar Advisors, Inc. is the investment advisor for The Vantage Funds. Ms. Houk is an executive-level communications professional with 18 years of experience in writing, editing, graphic design, website design, electronic communications, publishing, media and public relations and management. Before she assumed her present positions, Ms. Houk was Director of Marketing at Advanced Computer Concepts from 1994 to 1998 and Assistant Editor for ADPA Magazine from 1991 to 1994. Prior to that, Ms. Houk was Producer of Online News and Entertainment Services at Quantum Computer Services (now known as America Online). Ms. Houk received a B.A. in Communications from Virginia Tech in 1987.

         Deborah L. Seal, 54, has been a Director since June 2005. Ms. Seal is a member of our Compensation Committee and is our Chief Operating Officer. She is also Chief Operating officer of Stellar Financial, Inc. and a Member of Stellar McKim LLC. Ms. Seal has over 20 years of marketing, sales and business management experience with a variety of high technology firms. She co-founded Stellar Financial and its predecessor companies and products. Ms. Seal has managed corporate operations for Stellar Financial since its inception in October 2002. Prior to Stellar Financial, she was Vice President of Marketing for AGS Computer Systems, the Information Services subsidiary of NYNEX Corporation. Ms. Seal assisted NYNEX in achieving its strategic goal of divesting three financial software companies, which comprised approximately one third of the AGS Computers portfolio. Prior to joining AGS Computers, she was Vice President of Marketing for Vista Concepts, Inc., a provider of high-end securities processing and trust accounting systems to financial institutions throughout the world. Previous senior level technology marketing/sales experience included executive positions with Automated Technology Systems Corporation (artificial intelligence software); Grumman Data Systems database management and systems integration); and BRS Information Services. Ms. Seal frequently publishes articles and delivers speeches at international financial technology and software development conferences. She received her B.A. degree in Biology from Worcester State College and her Master of Natural Science (M.N.S.) degree from Worcester Polytechnic Institute.

         Brian S. Burnett, 47, has served as our Chief Executive Officer since April 2005. Mr. Burnett has over 25 years experience in software development and software related project management and professional services delivery. His experience encompasses a broad spectrum of technical consulting and senior technical management roles for technology, consulting, financial, academic and non-profit institutions. His experience includes positions with Eli Lilly and Company, Ernst & Young, Anderson Consulting, C/Soft and the National Christian Foundation. In addition, Mr. Burnett designed and implemented the first western-level MBA program for Moscow State University in Russia and has taught MBA and undergraduate classes in finance, marketing, management and business ethics. Mr. Burnett received his Bachelor of Science in Business Administration and Computer Systems from Taylor University and received his MBA with a specialization in multinational management from The University of Pennsylvania's Wharton School of Business.

         John M. Coogan, 38, has served as our Chief Financial Officer since April 2005. Mr. Coogan has over 12 years experience in the IT industry incorporating both system development and implementation. He has held a number of senior management positions including Managing Director, Implementation and Client Services for Stellar Financial, Inc., Vice President for BrightStar Information Technology Services, Inc. and CEO for Application Software Consulting Inc., an enterprise software implementation services company that he founded. Mr. Coogan has successfully managed a number of multi-million dollar enterprise software implementations and has provided management consulting services to emerging software companies. Mr. Coogan is a Certified Public Accountant and a Fellow of the Association of Chartered Certified Accountants.

         Jordan L. Loewer, 56, has served as our Corporate Secretary since April 2005. Mr. Loewer has over 30 years experience in the financial services industries, including managing compliance/control processes, regulatory relations, securities and related markets, financial instruments, payment systems, business integration and divestitures and operations. Mr. Loewer also has extensive experience developing, implementing and directing internal control and compliance programs in Accounting and Operations, including Payment Systems, Capital Markets (Securities and Derivatives), Trust and Custody. Mr. Loewer founded McKim Capital Inc, a registered broker/dealer and Stellar Advisors Inc, a registered Investment Advisor firm, and is Director of Compliance for both firms, as well as providing regulatory compliance oversight for Stellar McKim, the parent company.

Family Relationships

         There are no family relationships among any of our Directors and officers or those proposed to be Directors and officers.

Recent Developments

         Stellar Transaction - On April 14, 2005, we entered into a Stock Purchase Agreement with Stellar McKim LLC ("Stellar"), a financial services and software group (the "Stellar Transaction"). Pursuant to the Stellar Transaction, we filed a Certificate of Designations creating a new series of Preferred Stock designated Series A Convertible Preferred Stock ("Series A Preferred Stock") and issued and sold to Stellar (i) 41,487,929 shares of Common Stock, representing approximately 57.6% of our then authorized shares for $213,415 in cash and (ii) 136,585 shares of Series A Preferred Stock, which are convertible into 482,764,933 shares of our Common Stock, for $136,585 in cash. Authorization of the common stock underlying the Series A Preferred Stock issued to Stellar was approved by shareholders on September 20, 2005. Upon conversion of its Series A Preferred Stock, Stellar will own 94.5% of our common stock, on a fully diluted basis. In addition, the Series A Preferred Stock has voting rights based on the number of shares of Common Stock into which it is convertible. Therefore, Stellar has approximately 94.7% of the voting power held by our stockholders in all matters upon which stockholders may vote.

         Pursuant to the Stellar Transaction, we also entered into an Omnibus Agreement (as amended, the "Omnibus Agreement"), with Stellar, BrightStar Information Technology Services, Inc. ("Services"), our principal operating subsidiary, and each holder (each a "Holder" and collectively the "Holders") of Service's Series 1 Convertible Subordinated Promissory Notes (the "Notes"), pursuant to which Stellar agreed to acquire all of the Notes from the Holders for $860,000. Pursuant to the Omnibus Agreement and the Purchase Agreement, the warrants that were originally issued in connection with the issuance of the Notes were cancelled, the conversion feature of the Notes was eliminated, the maturity of the Notes, as well as the due date for interest accrued at March 31, 2005, was extended until December 31, 2007 and we issued 13,869,121 shares of common stock to the Holders.

         The Stellar Transaction resulted in a change of control of BrightStar, upon conversion of the Series A Preferred Stock, Stellar acquired in the Stellar Transaction, Stellar will own 94.5% of our outstanding common stock on a fully diluted basis.

         Acquisition of Neulogic, LLC - On April 13, 2006, we completed the acquisition of all of the assets and business of Neulogic Media, LLC, an Ohio-based company ("Neulogic"), pursuant to the Purchase of Assets and Sale Agreement, dated as of October 31, 2005, as amended by the Addendum to the Purchase of Assets and Sale Agreement, dated as of March 30, 2006 between the Company and Nuelogic, Inc. (collectively, the "Asset Agreement"). Prior to the acquisition, Neulogic was in the business of providing e-communication solutions and content management systems to clients in the not-for-profit sector. Neulogic's assets primarily consisted of intangible assets, including web-based software products and implementing services, such as the NeuanceTM solution, that provides e-communication delivery ranging from secure intranets and extranets to a complete web presence (including targeted eMarketing), the intellectual and proprietary rights related thereto, and Neulogic's rights under contracts and license agreements with various community foundations.

         As consideration for the asset and business acquisition, we paid an aggregate of $1.8 million in cash and issued 139,000,000 shares of our common stock to the principals of Neulogic in accordance with the Asset Agreement. The shares so issued constitute approximately 20% of our total outstanding shares of common stock on a fully diluted basis. In connection with the Neulogic acquisition, we borrowed $1,800,000 from Stellar McKim LLC, which owns 94.7% of the outstanding voting power of the Company. The loan was evidenced by a Promissory Note, dated as of January 4, 2006, and is payable on January 4, 2009. Interest on the outstanding balance of the note accrues at the rate of 9% per annum and is payable annually commencing on the first anniversary of the date of the note. All amounts due under the note are payable, at the option of the Company, in cash or in shares of BrightStar Stock. In the event that we elect to pay amounts due under the note in shares of common stock, the shares shall be valued at the average trading price of our common stock for the 20 days immediately preceding the date of payment. All of the proceeds of the loan were paid to the principals of Neulogic.

         In connection with the Neulogic acquisition, we borrowed $1,800,000 from Stellar. The loan was evidenced by a Promissory Note, dated as of January 4, 2006, and is payable on January 4, 2009. Interest on the outstanding balance of the note accrues at the rate of 9% per annum and is payable annually commencing on the first anniversary of the date of the note. All amounts due under the note are payable, at our option, in cash or in shares of our common stock. In the event that we elect to pay amounts due under the note in shares of our common stock, the shares shall be valued at the average trading price of our common stock for the 20 days immediately preceding the date of payment. All of the proceeds of the loan were paid to the principals of Neulogic.

ITEM 1A.   RISK FACTORS

OUR REVENUE IS CURRENTLY HIGHLY CONCENTRATED WITH ONE CUSTOMER AND A SIGNIFICANT
REDUCTION  IN  THEIR  BUSINESS  COULD  HAVE  A  MATERIALLY   ADVERSE   FINANCIAL
CONSEQUENCE.

           We have a very high concentration of revenues from a single customer. See Item 1 (Customers and Markets). If the customer were to significantly reduce its level of business with us, or the customer were to change the terms under which it is willing to do business with us or substantially delay payments due to us, our business could be adversely affected and there can be no assurance that we would be able to continue as a going concern.

OUR  LIMITED  OPERATING  HISTORY,   INCLUDING  THE  UNCERTAINTY  OF  OUR  FUTURE
PERFORMANCE AND ABILITY TO MAINTAIN OR IMPROVE OUR FINANCIAL AND OPERATING SYSTEMS, MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS.

         We were organized in July 1997 and completed our initial public offering in April 1998. Our limited operating history, which includes the roll-up of multiple businesses and related financial and operating systems, and a number of restructuring actions, makes it difficult to evaluate our business. In addition, the limited history of the performance of the our management and sales team and the uncertainty of our future performance and ability to maintain or improve our financial, sales and operating systems, procedures and controls increase the risk that the value of our common stock may decline.

WE MAY BE UNABLE TO ATTAIN PROFITABILITY BY INCREASING NET SALES, EXPANDING THE RANGE OF OUR SERVICES OR ENTERING NEW MARKETS.

         There can be no assurance that we will be able to attain profitability and/or expand the net sales of our business or any subsequently acquired businesses. Various factors, including demand for our services and enterprise-level software application implementation services, and our ability to expand the range of our services and to successfully enter new markets, may affect our ability to maintain or increase the net sales of our business or any subsequently acquired businesses. Many of these factors are beyond the control of our company. In addition, in order to effectively manage growth, we must expand and improve our operational, financial and other internal systems and attract, train, motivate and retain qualified employees. In many cases, we may be required to fund substantial expenditures related to growth and client acquisition initiatives in advance of potential revenue streams generated from such initiatives. Expenditures related to our growth and client acquisition initiatives may negatively affect our operating results, and we may not realize any incremental revenue from our growth and client acquisition efforts.

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

         We have not had and do not expect to have, in the foreseeable future, the financial resources to retain on our payroll significant consulting resources that are not regularly billable. However, our success depends in large part upon our ability to continue to attract, train, motivate and retain highly skilled and experienced technical employees. Qualified technical employees periodically are in great demand and may be unavailable in the time frame required to satisfy our clients' requirements. Other providers of technical staffing services, systems integrators, outsourcing services, computer consulting firms and temporary personnel agencies provide intense competition for IT professionals with the skills and experience required to perform the services offered by our Company. While consulting resources are reasonably available currently, competition for these professionals periodically has been high in recent years, and we expect such competition to resume at some point in the future. There can be no assurance that we will be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The loss of technical personnel or our inability to hire or retain sufficient technical personnel could impair our ability to secure and complete client engagements and could harm our business.

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

         Client dissatisfaction or performance problems at a single acquired firm could negatively affect our reputation. The inability to acquire businesses on reasonable terms or successfully integrate and manage acquired companies, or the occurrence of performance problems at acquired companies could result in dilution, unfavorable accounting charges and difficulties in successfully managing our business.

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

         In addition, a small percentage of our projects are billed on a fixed-fee basis. While very small at present, as a result of competitive factors or other reasons, we could increase the number and size of projects billed on a fixed-fee basis. Our failure to estimate accurately the resources and related expenses required for a fixed-fee project, or failure to complete contractual obligations in a manner consistent with the project plan upon which a fixed-fee contract is based, could give rise to claims.

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

         Our success will depend on the continuing efforts of our executive management and will likely depend on the senior management of any significant businesses we acquire in the future. In most states, however, a covenant not to compete will be enforced only to the extent it is necessary to protect a legitimate business interest of the party seeking enforcement, does not unreasonably restrain the party against whom enforcement is sought and is not contrary to the public interest. This determination is made based on all the facts and circumstances of the specific case at the time enforcement is sought. Thus, there can be no assurance that a court will enforce such a covenant in a given situation. Failure to retain any of our key management personnel and to attract and retain qualified replacements could harm the implementation of our growth strategies.

OUR  CERTIFICATE  OF  INCORPORATION  AND  DELAWARE  LAW  CONTAIN   ANTI-TAKEOVER
PROVISIONS THAT COULD DETER TAKEOVER ATTEMPTS, EVEN IF A TRANSACTION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

         Our certificate of incorporation, as amended, and provisions of Delaware law, could make it difficult for a third party to acquire us, even though an acquisition might be beneficial to our stockholders. Our certificate of incorporation authorizes our board of directors to issue, without stockholder approval, one or more series of preferred stock having such preferences, powers and relative, participating, optional and other rights (including preferences over the common stock with respect to dividends, distributions and voting rights) as our board of directors may determine. The issuance of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. In addition, our certificate of incorporation contains a prohibition of stockholder action without a meeting by less than unanimous written consent. This provision may also have the effect of inhibiting or delaying a change in control of our Company.

ITEM  1B. UNRESOLVED STAFF COMMENTS

         None.

ITEM  2: PROPERTIES

         Our   headquarters   are  located  at  a  leased  site  in  Pleasanton,
California. In addition to this site, we operate through leased facilities near Dallas, Texas.

         Substantially all of our services are performed on-site at customer locations or at our facility near Dallas. We may require additional space if our business expands significantly; however, we also believe that our current physical infrastructure can support a substantially larger revenue base due to the nature and location of our services. We also believe that, if and when needed, we will be able to obtain additional suitable space.

ITEM  3: LEGAL PROCEEDINGS

         On August 1, 2005, we received notice of a claim on behalf of a prior director/employee for the non-payment of severance payments totaling approximately $200,000. We have taken the position that there is no valid claim, as the applicable statue of limitations has expired and the asserted claim is time-barred. To date, we have not received any response from the claimant. As such, we believe that there is no significant uncertainty affecting the financial statements as a result of this claim.

         In addition, we are from time to time involved in litigation incidental to our business. We believe that the results of such litigation will not have a materially adverse effect on our financial condition.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS IN FOURTH QUARTER OF 2005

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

                                     PART II

ITEM  5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is currently traded on The OTC Bulletin Board Market under the symbol BTSR.OB. The following table sets forth for the quarterly periods indicating the range of high and low sales prices for our common stock for 2005 and 2004.

                                     2005              2004
                              -----------------  ----------------
                                HIGH      LOW     HIGH      LOW
                              -------   -------  ------   -------
             First Quarter.   $ 0.02    $  0.01  $ 0.11   $  0.06
             Second Quarter   $ 0.06    $  0.01  $ 0.06   $  0.02
             Third Quarter.   $ 0.02    $  0.01  $ 0.03   $  0.01
             Fourth Quarter   $ 0.04    $  0.01  $ 0.04   $  0.01

         We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of its business and do not anticipate paying any cash dividends in the foreseeable future.

         On March 24, 2006, the last reported sale price of our common stock on The OTC Bulletin Board Market was $0.03 per share. As of March 15, 2006 there were approximately 139 holders of record of our common stock.

Sales of Unregistered Securities

       In connection with the Neulogic acquisition, the Company borrowed $1,800,000 from Stellar. The loan was evidenced by a Promissory Note, dated as of January 4, 2006, and is payable on January 4, 2009. Interest on the outstanding balance of the note accrues at the rate of 9% per annum and is payable annually commencing on the first anniversary of the date of the note. All amounts due under the note are payable, at the option of the Company, in cash or in shares of BrightStar common stock. In the event that the Company elects to pay amounts due under the note in shares of BrightStar common stock, the shares shall be valued at the average trading price of our common stock for the 20 days immediately preceding the date of payment. All of the proceeds of the loan were paid to the principals of Neulogic

ITEM  6: SELECTED CONSOLIDATED FINANCIAL DATA

         The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2005. The selected consolidated financial data is qualified in its entirety and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto set forth on pages 30 to 42 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 13. We have derived the consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and December 31, 2004 from the consolidated audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 were derived from the consolidated audited financial statements that are not included in this Annual Report on Form 10-K.

                      Selected Consolidated Financial Data
                      (in thousands, except per share data)
                                   (unaudited)

                                                                   YEAR ENDED DECEMBER 31
                                                                   ----------------------
HISTORICAL OPERATIONS DATA                    2005           2004            2003           2002            2001
                                         ------------    ------------    ------------    ------------    ------------
Revenue                                  $      2,463    $      3,634    $      5,852    $      9,407    $     19,471
Cost of revenue                                 1,840           2,609           4,157           6,328          13,403
Selling, general and administrative
  expenses                                        838           1,453           1,685           2,939           6,119
Restructuring charge                               --              --              --              --           2,011
Settlements of accrued liabilities                 --             (12)             --            (260)             --
Write down of goodwill                             --           1,748              --              --              --
Depreciation and amortization                      18              19              27             106           1,600
                                         ------------    ------------    ------------    ------------    ------------
  Income (loss) from operations                  (233)         (2,183)            (17)            294          (3,662)
Other income (expense), net                       (43)             --              82           2,363           1,157
Interest expense                                 (130)           (172)           (203)           (157)           (249)
Income tax provision (benefit)                     --              --              --            (128)             --
                                         ------------    ------------    ------------    ------------    ------------
Loss form continuing operations                  (406)         (2,355)           (138)          2,372          (2,754)
Income on discontinued operations                  --              --              --              --              17
Change in accounting principle                     --              --              --          (9,945)             --
                                         ------------    ------------    ------------    ------------    ------------
  Net loss                               $       (406)   $     (2,355)   $       (138)   $     (7,573)   $     (2,737)
                                         ============    ============    ============    ============    ============

Net loss per share (basic and diluted)
  Income (loss) from continuing
  operations                             $      (0.01)   $      (0.15)   $      (0.01)   $       0.18    $      (0.21)

  Income (loss) from discontinued
  operations                                       --              --              --              --            0.01
Change in accounting principle                     --              --              --           (0.66)             --
                                         ------------    ------------    ------------    ------------    ------------
  Net loss                                      (0.01)          (0.15)          (0.01)          (0.48)          (0.20)
                                         ============    ============    ============    ============    ============
Weighted average shares outstanding:
  Basic and diluted                        54,916,742      15,287,829      15,286,788      15,020,562      13,291,625


                                           DECEMBER 31, 2005
HISTORICAL BALANCE                         -----------------
SHEET DATA:                2005        2004        2003       2002       2001
                         --------    --------    --------   --------   --------
Working capital          $    (29)   $    (90)   $    380   $    340   $ (2,179)
Total assets                  601         606       2,615      2,892     14,386
Notes payable               1,258       1,258       1,241      1,086        948
Stockholders' equity       (1,368)     (1,385)        960      1,039      8,231

         See Part 2, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of items that affected the previous years' results, which would cause the results in the current period not to be comparable to the results in previous periods. Also please see Part IV,
Item 15: Exhibits and Financials Statement Schedules for the notes to the financial statements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In addition to historical information, this annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements regarding our future operations, financial condition and prospects and business strategies. These statements may contain words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or other words indicating future results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the following discussion, and in particular, the risks discussed below under the subheading "Risk Factors" and in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or update these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.


         The following discussion and analysis of our financial condition and results of operations should be read together with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Overview

         BrightStar Information Technology Group, Inc., organized in 1997, helps organizations maximize their competitive advantage through the implementation and/or support of leading edge enterprise-level packaged-systems applications and legacy software systems by focusing primarily on serving clients in government markets. We also provide software support and training services to major corporations.

         Several external factors directly influence our ability to generate business. The economic conditions in the industries and regions we serve are a significant factor affecting the results of our operations. The pace of technological change and the type and level of technology spending by our clients also drive our business. Changes in business requirements and practices of our clients have a significant impact on the demand for the technology consulting and systems integration services we provide.

         We derive substantially all of our revenue from professional services activities. Our revenue is driven by our ability to continuously generate new opportunities, by the prices we obtain for our service offerings, and by the size and chargeability, or utilization, of our professional workforce. Our revenue includes all amounts that are billed or billable to clients, including out-of-pocket costs such as travel and subsistence for client service professional staff and costs of subcontractors.

         Our results for fiscal 2005 reflected decreases in net sales, net loss, and net loss per share from fiscal 2004. Net sales were $2.5 million, compared with $3.6 million in fiscal 2004. Net loss was $0.4 million, compared with $2.4 million in fiscal 2004. Diluted loss per share was $(0.01), compared with $(0.15) in fiscal 2004.

Results of Operations

Comparison of Years Ended December 31, 2005 and 2004:

    Revenue

         Our revenues for the year ended December 31, 2005 were $2.5 million. This represents a decrease in revenues of $1.1 million, or 31%, from revenues generated during the year ended December 31, 2004 of $3.6 million. Revenue declined primarily due to slower economic conditions in the information technology consulting market, pricing pressures and competition for new engagements.

         The timing of revenue is difficult to forecast because our sales cycle can be relatively long and is subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles, customers' internal approval processes and general economic conditions. In addition, as is customary in the industry, our engagements are generally terminable without a customer penalty. Our revenue and results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including, but not limited to, changes in the demand for IT services, the effect of changes in estimates to complete fixed fee contracts, the rate of hiring and the productivity of revenue generating personnel; the availability of qualified IT professionals; the significance of customer engagements commenced and completed during a quarter; the number of business days in the quarter; changes in the relative mix of the our services; changes in the pricing of our services; the timing and the rate of entrance into new geographic or IT specialty markets; departures or temporary absences of key revenue-generating personnel; the structure and timing of acquisitions; and general economic factors.

    Gross Profit

         Gross profit for the year ended December 31, 2005 was $0.6 million compared with $1.0 million for the year ended December 31, 2004. Gross profit as a percentage of revenue decreased to 26% during the current period compared to 28% during the year ended December 31, 2004. The decline in gross profit as a percentage of revenue is due to pricing pressure from new and existing accounts and project mix.

         Cost of revenues primarily consists of salaries (including non-billable and training time) and benefits for consultants. We generally strive to maintain our gross profit margins by offsetting increases in salaries and benefits with increases in billing rates, although this is subject to the market conditions at the time. In addition, we continually strive to minimize the amount of unbillable consulting resources or bench. As revenues declined over the past couple of years, we reduced our consulting resources accordingly.

    Operating Expenses

         Selling, general and administrative expenses ("SG&A") primarily consist of costs associated with (i) corporate overhead, (ii) sales and account management, (iii) telecommunications, (iv) human resources, (v) recruiting and training, and (vi) other administrative expenses.

         SG&A expenses decreased from $1.4 million to $0.8 million or 43% in 2005 compared to 2004. This is largely attributable to the reduction in executive management compensation and benefits expenses, as a result of the Stellar Transaction, executive management roles are performed by members of Stellar's management, eliminating our need to support the costs of executive management, reduced legal and professional fees and a reduction in general corporate overhead expenses associated with declining business activity.

Comparison of Years Ended December 31, 2004 and 2003:

    Revenue

         Revenue decreased from $5.9 million to $ 3.6 million or 39% in 2004 compared to 2003 and decreased from $9.4 million to $5.9 million or 37% in 2003 compared to 2002 as a result of a number of factors, including primarily a general reduction in the market demand for our ERP and federal government-related consulting services. The IT services market experienced a surge in demand for ERP services through the end of 1999 as a result of the need to ensure that mission critical operations would not be disrupted by time-sensitive functions embedded in existing software systems, as calendars changed to the year 2000 ("Y2K"). We believe that Y2K-related spending represented an acceleration of ERP investment by major companies that otherwise would have been made in the following years. As a result, the demand for ERP applications appeared to reach relative maturity by 2000, causing excess capacity in the industry for the delivery of ERP services. As the overall market for IT services was contracting, our ability to win new business was severely constrained by new-customer concerns about our deteriorating financial condition. In addition to these adverse market conditions, strong rate pressures from new and existing clients beginning in 2002, and the reduction in consultants at PBSI in 2004 together have combined to cause a severe contraction of our revenues in 2004.

    Gross Profit

         Gross profit as a percentage of revenue for 2004 decreased from 29% to 28% compared to 2003. The decrease is primarily due to pricing pressure in the industry from new and existing accounts and project mix.

    Operating Expenses

         SG&A expenses decreased from $1.7 million to $1.4 million or 18% in 2004 compared to 2003 and decreased from $2.9 million to $1.7 million or 41% in 2003 compared to 2002. The decreases were due to our year-over-year reductions in selling, general and administrative expenses, as revenues decreased and as a result of the execution of our turnaround plan, including reductions in office space, sales personnel and related costs, management overhead and discretionary expenses.

Liquidity and Capital Resources

         Historically, we have funded our operations with the proceeds from the use of debt instruments, the sale of our common and preferred stock and from cash generated from sales of our services. As of December 31, 2005, we had $0.3 million in cash. We had an accumulated deficit of $101.7 million as of December 31, 2005.

         Net cash used in operating activities totaled $0.4 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively. Net cash used in operating activities for the year ended December 31, 2005 resulted primarily from operating loss and year over year changes in working capital. For the year ended December 31, 2004, net cash used in operating activities resulted primarily from operating losses partially offset by an impairment of goodwill and cash provided by working capital balances.

         We did not have any investing activities during the year ended December 31, 2005. Net cash used in investing activities totaled nine thousand dollars for the year 2004. For the year ended December 31, 2004, net cash used in investing activities resulted from the purchase of computer equipment.

         Net cash provided by financing activities was $0.6 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, net cash provided by financing activities consisted of proceeds from the issuance of common and Series A preferred stock under the Stellar Transaction as well as working capital advances from Stellar, partially offset by payments on debt obligations related to our revolving line of credit. For the year ended December 31, 2004, net cash provided by financing activities consisted of proceeds from our revolving line of credit.

         In December 2002 we negotiated a $.75 million revolving line of credit with BFI Business Finance ("BFI") based on domestic accounts receivable which accrues interest at a rate of 4.0% above prime, plus an additional monthly administrative fee of 0.50% calculated on the average daily balance outstanding with a minimum monthly interest charge. Accessing the accounts receivable based revolving line of credit is restricted based on qualifying accounts receivable and compliance with certain loan covenants. In December 2004, the agreement with BFI automatically renewed for an additional two years.

         On July 26, 2001, our wholly owned subsidiary, BrightStar Information Technology Services, Inc., completed a private placement through the issuance of approximately $1.1 million of 8% Series 1 Convertible Subordinated Promissory Notes (the "Notes") with warrants to acquire our common stock to a group of investors, including members of our then senior management. The Notes are secured on a junior basis by substantially all of our assets and the assets of our operating subsidiaries, and are convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. In addition, the investors received approximately 718,000 warrants, exercisable at $0.50 per share. We had the option to pay interest for the first year from the date of the Notes (subsequently extended for another year during the second quarter of 2002) by issuing additional Notes (the "PIK Notes") and warrants with the same terms as above. We elected to pay the interest due on the Notes from inception through June 30, 2003 by issuing PIK Notes and warrants.

         The Notes and PIK Notes were originally due and payable on July 1, 2004. However, the Notes and PIK Notes were amended effective October 24, 2003 to extend their due date to December 31, 2005. Subsequently, forbearance agreements were consummated with holders representing more than 75% of the aggregate principal amount of the Notes and PIK Notes in (i) July 2004 (with respect to interest due for the quarter ended June 30, 2004) and (ii) October 2004 (with respect to the quarters ended September 30, 2004 and December 31,
2004) to defer the payment of interest for the three quarters ended December 31, 2004 until December 31, 2005 Pursuant to the Stellar Transaction, described in
Item 1, the warrants that were originally issued in connection with the issuance of the Notes were cancelled, the conversion feature of the Notes was eliminated, the maturity of the Notes, as well as the due date for interest accrued at March 31, 2005, was extended until December 31, 2007.

         In connection with the Neulogic acquisition, the Company borrowed $1.8 million from Stellar. The loan was evidenced by a Promissory Note, dated as of January 4, 2006, and is payable on January 4, 2009. Interest on the outstanding balance of the note accrues at the rate of 9% per annum and is payable annually commencing on the first anniversary of the date of the note. All amounts due under the note are payable, at the option of the Company, in cash or in shares of BrightStar common stock. In the event that we elect to pay amounts due under the note in shares of BrightStar common stock, the shares shall be valued at the average trading price of our common stock for the 20 days immediately preceding the date of payment. All of the proceeds of the loan were paid to the principals of Neulogic.

         The table below summarizes our major commitments as of December 31, 2005:

                                 Payments due by period (in thousands)
Contractual                        Less than                           More than
Obligations              Total      1 year       1 - 3      3 - 5       5 years
                                                 years      years
                       ---------------------------------------------------------

Long-term debt         $   1,359   $      --   $   1,359   $      --   $      --
Operating leases             126          45          46          35          --
                       ---------   ---------   ---------   ---------   ---------
Total                  $   1,485   $      45       1,405   $      35   $      --
                       =========   =========   =========   =========   =========

         We believe that the financial support of Stellar, when combined with the planned results from operations and the proceeds from the BFI credit facility, will be adequate to fund our operations at least through the end of 2006. Cash requirements for periods beyond the next twelve months depend on our profitability, ability to manage working capital requirements and our rate of growth.

    Critical Accounting Policies

         Management's discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses and disclosures at the date of the financial statements. We evaluate our estimates on an on-going basis, including those related to revenue recognition, accounts receivable, legal contingencies and income taxes. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates.

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         Revenue recognition -- We provide services to customers for fees that are based on time and materials or occasionally, fixed fee contracts. Revenue for fixed fee contracts is recognized ratably over the contract term based on the percentage-of-completion method. Costs incurred to date as a percentage of total estimated costs are used to determine the percentage of the contract that has been completed throughout the contract life. Costs reimbursed by its customers are included in revenue for the periods in which the costs are incurred.

         Goodwill Impairments -- Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the IT industry. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

         Income taxes -- We account for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach to accounting for income taxes. We provide deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized. Based on our net losses for the previous years, and the change-of-control event resulting from the Stellar Transaction described in Item 1 above, we have recorded a full valuation allowance for deferred taxes as of December 31, 2005. In the event we were to determine that it would be able to realize its deferred tax assets in the future, an asset would be recorded, which in turn would increase income in the period such determination was made. Income tax receivables are recognized for the actual amounts refundable.

Inflation

         Due to the relatively low levels of inflation experienced in the last three years, inflation did not have a significant effect on our results of operations in those periods.

Uncertainties

    Nature of Projects

         Periodically, we enter into contracts which are billed on a fixed fee basis. Our failure to estimate accurately the resources and related expenses required for a fixed fee project or failure to complete contractual obligations in a manner consistent with the project plan upon which the fixed fee contract is based could have a material adverse effect.

       Many of our engagements involve projects that are critical to the operations of our clients' businesses and provide benefits that may be difficult to quantify. Our failure or inability to meet a client's expectations in the performance of its services could result in a material adverse change to the client's operations and therefore could give rise to claims against us or damage our reputation. In addition, we are exposed to various risks and liabilities associated with placing our employees and consultants in the workplaces of others, including possible claims of errors and omissions, misuse of client proprietary information, misappropriation of funds, discrimination and harassment, theft of client property, other criminal activity or torts and other claims. While we have no outstanding claims of this type at this time, there can be no assurance that we will not experience such claims in the future. If claims are successfully brought against us as a result of our performance on a project, or if our reputation is damaged, there could be a material adverse effect on us. Additionally, we could experience adverse effects resulting from the integration of acquired companies.

ITEM  7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. We are exposed to market risk due to competitive pressures on our billing rates. An immediate 10 percent reduction in all of our billing rates could have a material adverse effect on our results of operations over the next fiscal year. However, our contract with PBSI, our largest customer, calls for rates that are set for a one-year period and thus the likelihood of the rates at PBSI being reduced by 10 percent across the board is remote. A 10 percent change in our billing rates for our remaining customers, without a corresponding reduction in related costs, could have a material adverse effect on our results of operations over the next fiscal year.

         Our credit facility with BFI bears interest at variable rates; therefore, our results of operations could also be affected by interest rate changes to the bank debt outstanding. An immediate 10 percent change in interest rates, however, would not likely have a material effect on our results of operations over the next fiscal year.

ITEM  8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and the supplementary financial information are included as an exhibit as described in Item 15.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM  9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management's annual report on internal control over financial reporting.

         The information required to be furnished pursuant to this item is set forth under the caption "Management's Report on Internal Control over Financial Reporting" on page 28 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Attestation report of the registered public accounting firm.

         See "Report of Independent Registered Public Accounting Firm" on page 29 of this Annual Report on Form 10-K, which is incorporated herein by this reference.

Changes in internal control over financial reporting.

         There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to material affect, our internal control over financial reporting.

ITEM  9B: OTHER INFORMATION

         In connection with the Neulogic acquisition, the Company borrowed $1.8 million from Stellar. The loan was evidenced by a Promissory Note, dated as of January 4, 2006, and is payable on January 4, 2009. Interest on the outstanding balance of the note accrues at the rate of 9% per annum and is payable annually commencing on the first anniversary of the date of the note. All amounts due under the note are payable, at the option of the Company, in cash or in shares of BrightStar common stock. In the event that we elect to pay amounts due under the note in shares of BrightStar common stock, the shares shall be valued at the average trading price of our common stock for the 20 days immediately preceding the date of payment. All of the proceeds of the loan were paid to the principals of Neulogic.

ITEM  10: DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

         The information required by this item concerning our executive officers is set forth in Part I, Item 1-"Business" of this Report on Form 10-K.

Committees of the Board of Directors

         Our Board of Directors currently has four standing committees: an Audit Committee, a Compensation Committee, a Corporate Communications Committee and an Acquisitions Committee. We believe it is appropriate for us not to have a separate Nominating Committee, as our Compensation Committee serves as our Nominating Committee. The following individuals serve on our Committees:

Audit Committee:
         Leonard Zehnwirth (Chairman)
         Julie Houk

         Our Audit Committee is comprised of Mr. Zehnwirth and Ms. Houk, both of whom are non-employee Directors. Mr. Zehnwirth serves as its Chairman and named "financial expert," as defined in the rules of the Commission. Our Audit Committee operates in accordance with its written charter, which is set forth in Appendix A to this Proxy Statement. The Audit Committee addresses on a regular basis matters that include, among other things, (1) the appointment of independent auditors, (2) reviewing with our management the plans for, and results of, the independent audit engagement, (3) reviewing the adequacy of our internal accounting controls, (4) monitoring our internal audit program to assure that areas of potential risk are adequately covered, and (5) reviewing legal and regulatory matters that may have a material effect on our financial statements. Both Ms. Houk, and Mr. Zehnwirth are "independent" directors within the meaning of Rule 4200(a) (15) of the NASD's listing standards. The Audit
Committee was recently reconstituted in June 2005 and has held quarterly meetings since being reconstituted. Our Board of Directors has determined that Mr. Zehnwirth is an "audit committee financial expert," as that term is defined in Item 401(h)(2) of Regulation S-K of the Exchange Act.

Compensation Committee:
         Julie Houk (Chairman)
         Deborah L. Seal

         Our Compensation Committee is comprised of Ms. Houk and Ms. Seal. Our Committee Chairman, Ms. Houk, is an "independent" director within the meaning of Rule 4200(a)(15) of the Nasdaq's listing standards. Our Compensation Committee's primary functions are to determine remuneration policies applicable to our executive officers and to determine the basis of the compensation of our Chief Executive Officer; including the factors and criteria on which such compensation is to be based. Our Compensation Committee also administers our 1997 Long Term Incentive Plan and 2000 Long Term Incentive Plan.

Corporate Communications Committee:
         James Cahill (Chairman)
         Robert H. Taggart, Jr.

         Our Corporate Communications Committee is comprised of Messrs. Cahill and Taggart. Mr. Cahill, the Committee's Chairman, is a non-employee Director. The Corporate Communications Committee is responsible for the selection and oversight of our investor relations and public relations firms and consultants. In addition, the Corporate Communications Committee reviews and approves our press releases and other communications with our stockholders and the public.

Acquisitions Committee:
         Ian Scott-Dunne (Chairman)
         Robert H. Taggart, Jr.
         James J. Cahill

         Our Acquisitions Committee's function is to seek out, investigate and evaluate suitable acquisition candidates which it will present to our Board of Directors for consideration. The Acquisitions Committee will seek potential opportunities from various sources, including, but not limited to, consultants, professional advisors, venture capitalists, investment bankers and other members of the financial community as well as industry contacts of our directors, officers and others.

         In identifying and analyzing potential acquisition candidates, the Acquisitions Committee will consider such factors as synergies with our existing business, available technical, financial and managerial resources, working capital and other financial requirements, history of operations, future prospects, current and anticipated competition, the quality, experience and depth of management, the potential for profit, growth and expansion, degree of public recognition for products, services, trade or service marks, name or brand identification and other relevant factors.

         As part of the Acquisition Committee's investigation of business opportunities, Committee members may meet personally with management and key personnel of the firm offering the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and undertake other reasonable procedures.

Code of Ethics

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

         Based on its review of such forms that it received, or representations from reporting persons that no other Forms 5 were required for such persons, the Company believes that, during fiscal 2005, all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM  11: EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth certain information regarding the compensation of each individual that served as Chief Executive Officer during fiscal 2005, and our four next most highly compensated executive officers whose compensation exceeded $100,000 in fiscal 2004 for services rendered in all capacities for the three years ended December 31, 2005 (the "Named Executive Officers").

                                                 ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                       FISCAL      SALARY       BONUS       OTHER ANNUAL          SECURITIES
NAME AND PRINCIPAL POSITION             YEAR        ($)          ($)        COMPENSATION      UNDERLYING OPTIONS
                                                                               ($)                  (#)
----------------------------------     -------    ---------    -------      ------------      ------------------
Brian S. Burnett (1)                      2005        --        --             --                   --
Chief Executive Officer                   2004        --        --             --                   --
                                          2003        --        --             --                   --

John M. Coogan (2)                        2005        --        --             --                   --
Chief Financial Officer                   2004        --        --             --                   --
                                          2003        --        --             --                   --

Joseph A. Wagda (3)                       2005   125,591        --             --                   --
Chairman and Chief Executive Office       2004   345,425        --             --                   --
                                          2003   333,333    29,167             --                   --

      (1) Mr. Burnett joined the Company in April 2005, he is compensated by the Company's majority stockholder Stellar McKim LLC.
      (2) Mr. Coogan joined the Company in April 2005, he is compensated by the Company's majority stockholder Stellar McKim LLC.
      (3)   Mr. Wagda resigned as Chief Executive Officer on April 18, 2005.

Stock Options

         The following table sets forth information regarding option grants to each of the Named Executive Officers during the fiscal year ended December 31, 2005.

                             STOCK OPTION GRANTS IN FISCAL YEAR 2005

                                         Individual Grants
                   ---------------------------------------------------------
                    Number of   % of Total
                   Securities     Options
                   Underlying    Granted to   Exercise                 Grant
                    Options     Employees in    Price     Expiration   Date
      Name           Grants      Fiscal Year    ($/sh)       Date      Value
----------------   ----------   ------------   --------   ----------   -----
Brian S. Burnett           --             --         --           --      --
John M. Coogan             --             --         --           --      --
Joseph A. Wagda            --             --         --           --      --

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         The following table provides information relating to option exercises and the number and value of shares of common stock underlying the unexercised options held by each of the Named Executive Officers as of December 31, 2005.

                                                   Number of Securities             Value of Unexercised
                       Shares                Underlying Unexercised Options         In-the-Money Options
                     Acquired    Realized          at December 31, 2005             at December 31, 2004
    Name           on Exercise   Value ($)   Exercisable(#)   Unexercisable(#)   Exercisable   Unexercisable
----------------   -----------   ---------   --------------   ----------------   -----------   -------------
Brian S. Burnett            --          --               --                 --            --              --
John M. Coogan              --          --               --                 --            --              --
Joseph A. Wagda             --          --               --                 --            --              --

Compensation of Directors

         Directors receive a fee of $1,000 for each Board meeting attended. In addition, we reimburse Directors for their reasonable out-of-pocket expenses incurred in serving on our Board, including expenses incurred in connection with attendance at Board meetings. Directors do not receive any additional compensation for attendance at meetings of committees of our Board of Directors.

Employment Agreements

         None

Compensation Committee Interlocks and Insider Participation

         During 2005, non-employee directors Ms. Houk and Ms. Seal served as members of the Compensation Committee. None of the Compensation Committee members or the named executive officers had any relationship that must be disclosed under this caption.

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

         Bonuses. The actual bonus (that is, the percentage of the target bonus) that any officer actually receives depends on the achievement of both corporate and individual objectives and financial performance goals. Typical business unit objectives include, for example, revenue and profitability objectives.

         Stock-Based Compensation. The Compensation Committee strongly believes that stock-based compensation (options and/or restricted stock) motivates the officers to maximize stockholder value and to remain with BrightStar despite a very competitive marketplace. Generally, all BrightStar stock options and shares of restricted stock have a per share exercise or purchase price approximating the fair market value of our stock as of the grant date. The number of options or shares of restricted stock granted to each officer and related vesting schedule are determined based on the officer's position at BrightStar, his or her individual performance, the number of options or restricted shares the executive already holds and other factors, including an estimate of the potential value of the options or restricted shares.

         In fiscal 2005, the Compensation Committee made all stock based compensation determinations for the Chief Executive Officer of the Company. For all other potential grants, the Chief Executive Officer was authorized to make these determinations, in consultation with the Compensation Committee.

         Compensation of Chief Executive Officer. The Compensation Committee believes the Chief Executive Officer's compensation should be tied directly to the performance of BrightStar and in line with stockholder objectives. As a result, the Chief Executive Officer's compensation may include a significant restricted stock and/or stock option component.

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

         Compensation Committee:
         Julie Houk (Chairman)
         Deborah L. Seal

Company Stock Performance

         The following graph sets forth a comparison of the cumulative total share owner return on our Common Stock for the period beginning April 17, 1998, the date our Common Stock began trading on the NASDAQ National Market, and ending December 31, 2005, the last trading day in fiscal 2005, as compared with the cumulative total return of the S&P 500 Index, the NASDAQ Composite and two Industry Indexes, Information Technology Services and Business Software and Services. This graph assumes an investment of $100 on April 17, 1998 in each of our Common Stock, the S&P 500 Index and the two Industry Indexes, and assumes reinvestment of dividends, if any. Our Common Stock was subsequently de-listed from the Nasdaq National Market and transferred to the OTC Bulletin Board on July 23, 2001. The stock price performance shown on the graph below is not necessarily indicative of future stock prices.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
      AMONG BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, THE S & p 500 INDEX,
                AND THE NASDAQ COMPUTER & DATA PROCESSING INDEX


                                [GRAPHIC OMITTED]


* $100 invested on 12/31/00 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright (c) 2006, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

         The following table provides information as of December 31, 2005 about our common stock that may be issued upon the exercise of options and rights granted to employees or consultants under all existing equity compensation plans including the 1997 and 2000 Long-Term Incentive Plans, each as amended, and certain individual arrangements.

                                                                                              NUMBER OF SECURITIES
                                 NUMBER OF SECURITIES TO BE      WEIGHTED AVERAGE EXERCISE   REMAINING AVAILABLE FOR
                                  ISSUED UPON EXERCISE OF         PRICE OF OUTSTANDING        FUTURE ISSUANCE UNDER
                                    OUTSTANDING OPTIONS,          OPTIONS, WARRANTS AND     EQUITY COMPENSATION PLANS
                                    WARRANTS AND RIGHTS                  RIGHTS               (EXCLUDING SECURITIES
     PLAN CATEGORY                         (A)                             (B)               REFLECTED IN COLUMN (A))
------------------------------   --------------------------      -------------------------  -------------------------
Equity compensation plans
  approved by security holders                      935,748(1)   $                    0.05                  4,060,572
Equity compensation plans not
  approved by security holders                       40,000      $                    1.00                         --
                                 --------------------------      -------------------------  -------------------------
Total                                               975,748      $                    0.09                  4,060,572
                                 --------------------------      -------------------------  -------------------------

(1) This number reflects the number of securities to be issued upon exercise of outstanding options under the 1997 and 2000 Long-Term Incentive Plans.

         The following table contains certain information regarding beneficial ownership of our common stock as of March 14, 2006 by (i) persons known to us to be the beneficial owner of more than 5% of our common stock, and their respective addresses (ii) each of our current directors, (iii) the Chief Executive Officer and our other executive officers, and (iv) all directors and executive officers as a group.

                                     Shares Beneficially Owned
                                    ---------------------------
                                      Number (1)      Percent
                                    ------------   ------------
5% Beneficial Owners:
Stellar McKim LLC (2)                524,252,862           94.7%

Non-employee Directors:
Ian Scott-Dunne                               --            0.0%
James J. Cahill                               --            0.0%
Robert H. Taggart                             --            0.0%
Leonard Zehnwirth                             --            0.0%
Julie Houk                                    --            0.0%
Deborah L. Seal                               --            0.0%

Executive Officers
Brian S. Burnett                              --            0.0%
John M. Coogan                                --            0.0%

All directors and executive
  officers as a group (8 persons)             --            0.0%

         (1) Represents shares held directly and indirectly and with sole voting and investment power, except as noted, or with voting and investment power shared with a spouse.
         (2) On April 14, 2005, the Company issued to Stellar McKim LLC ("Stellar") (i) 41,487,929 shares of Common Stock, representing approximately 57.6% of BrightStar's then authorized shares for $213,415 in cash, and (ii) 136,585 shares of Series A Preferred Stock, which are convertible into 482,764,933 shares of the Company's Common Stock for $136,585 in cash. Authorization of the common stock underlying the Series A Preferred Stock was approved by shareholders on September 20, 2005.Upon such approval and conversion of its Series A Preferred Stock, Stellar will own 94.5% of the common stock of BrightStar, on a fully diluted basis. In addition, the Series A Preferred Stock has voting rights based on the number of shares of Common Stock into which it is convertible. Therefore, immediately after the consummation of the Stellar Transaction, Stellar has approximately 94.7% of the voting power held by stockholders of the Company in all matters upon which stockholders may vote.

ITEM  13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 14, 2005, the Company entered into a Stock Purchase Agreement with Stellar McKim LLC ("Stellar"), a financial services and software company (the "Stellar Transaction"). Pursuant to the Stellar Transaction, the Company filed a Certificate of Designation creating a new series of Preferred Stock designated Series A Convertible Preferred Stock ("Series A Preferred Stock") and issued and sold to Stellar: (i) 41,487,929 shares of Common Stock, representing approximately 57.6% of the Company's then authorized Common Stock, for $213,000 in cash; and (ii) 136,585 shares of Series A Preferred Stock, which shares are convertible into 482,764,933 shares of the Company's Common Stock, for $137,000 in cash. Authorization of the common stock underlying the Series A Preferred Stock was approved by shareholders on September 20, 2005. After conversion of all of its Series A Preferred Stock, Stellar will own 94.5% of the outstanding Common Stock of the Company on a fully diluted basis. In addition, each share of Series A Preferred Stock entitles the holder to a number of votes equal to the number of shares of Common Stock into which it is convertible on all matters requiring approval by the Company's stockholders. Accordingly, Stellar currently owns approximately 94.7% of the total voting control held by stockholders of the Company.

         Pursuant to the Stellar Transaction, the Company also entered into an Omnibus Agreement (as amended, the "Omnibus Agreement"), with Stellar, BrightStar Information Technology Services, Inc. ("Services"), the Company's
principal operating subsidiary, and each holder (each a "Holder" and collectively the "Holders") of Service's Series 1 Convertible Subordinated Promissory Notes (the "Notes"), pursuant to which Stellar agreed to acquire all of the Notes from the Holders for $860,000. Pursuant to the Omnibus Agreement and the Purchase Agreement: (i) the warrants that were originally issued in connection with the issuance of the Notes were canceled; (ii) the conversion feature of the Notes was eliminated; (iii) the maturity of the Notes, as well as the due date for payment of interest accrued at March 31, 2005, was extended until December 31, 2007; and (iv) the Company issued 13,869,121 shares of Common Stock to the Holders. The Stellar Transaction resulted in a change of control of the Company. As explained above, upon conversion of the Series A Preferred Stock Stellar will own 94.5% of the Common Stock of the Company on a fully-diluted basis.

         Pursuant to the terms of the Stellar Transaction, all of the directors of the Company, other than Joseph A. Wagda, and all of the officers of the Company resigned, effective as of the close of business on April 18, 2005. After these resignations, Ian Scott-Dunne was appointed to the Company's Board of Directors and elected chairman and James Cahill, Robert Taggart, Deborah Seal, Leonard Zehnwirth and Julie Houk became members of the Board of Directors. Further, the Board of Directors elected Brian Burnett as Chief Executive Officer, John Coogan as Chief Financial Officer and Jordan Loewer as Corporate Secretary.

         In connection with the Neulogic acquisition, the Company borrowed $1,800,000 from Stellar. The loan was evidenced by a Promissory Note, dated as of January 4, 2006, and is payable on January 4, 2009. Interest on the outstanding balance of the note accrues at the rate of 9% per annum and is payable annually commencing on the first anniversary of the date of the note. All amounts due under the note are payable, at the option of the Company, in cash or in shares of BrightStar common stock. In the event that the Company elects to pay amounts due under the note in shares of BrightStar common stock, the shares shall be valued at the average trading price of our common stock for the 20 days immediately preceding the date of payment. All of the proceeds of the loan were paid to the principals of Neulogic.

ITEM  14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The following table presents fees for professional services rendered by Stonefield Josephson, Inc ("Stonefield") for the audit of BrightStar's annual financial statements for fiscal 2005 and 2004 and fees billed for audit-related services, tax services and all other services rendered by Stonefield for fiscal 2005 and 2004:

                                            2005        2004
                                           -------   -------

Audit-fees (1)                             $48,250   $38,000
Audit-related fees (2)                          --        --
Tax Fees (3)                                    --        --
All other fees (4)                           5,250     5,000
                                           -------   -------
Total Fees:                                $53,500   $43,000
                                           =======   =======

(1) Fees billed to the Company by Stonefield for performing the quarterly reviews of the financial statements that were included in the Company's quarterly reports on Form 10-Q for the years 2005 and 2004 were $6,500 and $5,000 per quarter, respectively.
(2) The Company did not engage Stonefield to provide any additional audit-related services.
(3) The Company engaged Bregante+Company to provide tax services during the Company's 2005 fiscal year. Fees billed to the Company by Bregante totaled $14,000 for income tax services related to 2004. The Company did not engage Stonefield for any income tax services. The Audit Committee believes that the income tax services provided and the fees charged are compatible with maintaining Bregante's independence.
(4) The Company engaged Stonefield to provide the audit of the employee benefit plan for the Company's 2005 and 2004 fiscal years. It is estimated that the total fees that will be billed for 2005 will be $5,250. The total fees billed for 2004 were $5,250. These fees were borne by the employee benefit plan. The Audit Committee believes that the other services provided and the fees charged are compatible with maintaining Stonefield's independence.

         All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by Stonefield was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

                                     PART IV

ITEM  15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following consolidated financial statements, schedules and exhibits are filed as part of this report or are incorporated herein as indicated.

          (1) Financial Statements: The following financial statements and notes thereto, and related Independent Auditors Report, are filed as part of this Form 10-K as follows:

                  Report of Independent Registered Public Accounting Firm. Consolidated Balance Sheets at December 31, 2005 and 2004. Consolidated Statements of Operations for the Years Ended
                    December 31, 2005, 2004 and 2003.
                  Consolidated Statement of Stockholders' Equity for the Years
                    Ended December 31, 2005, 2004 and 2003.
                  Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 2005, 2004 and 2003.
                  Notes to Consolidated Financial Statements.

         (2) Financial Statement Schedule: The following financial statement schedule of the Company and the related Independent Auditors Report are filed as part of this Form 10-K.

                  Schedule II -- Valuation And Qualifying Accounts

         (3) Exhibits:  Incorporated  herein  by  reference  is a  list  of  the
             Exhibits   contained   in  the  Exhibit   Index  which   begins  on
             sequentially numbered page 44 of this Annual Report on Form 10-K.

(b)      See Item 15(a)

(c) All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 2006.

                                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.


                                  By: /S/ BRIAN S. BURNETT
                                      ----------------------------------

                                      Brian S. Burnett
                                      Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                            TITLE                     DATE
 -------------------------        ----------------------------   --------------
    /S/ BRIAN S. BURNETT          Chief Executive Officer        April 14, 2006
    ---------------------
    BRIAN S. BURNETT

    /S/ JOHN M. COOGAN            Chief Financial Officer        April 14, 2006
     ---------------------
    John M. Coogan

    /S/ JAMES CAHILL              Director                       April 14, 2006
    ----------------------
    James Cahill

    /S/ JULIE HOUK                Director                       April 14, 2006
    ----------------------
    JULIE HOUK

    /S/ IAN SCOTT-DUNNE           Director                       April 14, 2006
    ----------------------
    IAN SCOTT-DUNNE

    /S/ DEBORAH SEAL              Director                       April 14, 2006
    ----------------------
    DEBORAH SEAL

    /S/ ROBERT TAGGART, JR.       Director                       April 14, 2006
    ----------------------
    ROBERT TAGGART, JR.

    /S/ LEONARD ZEHNWIRTH         Director                       April 14, 2006
    ----------------------
    LEONARD ZEHNWIRTH

        REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management of BrightStar is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. BrightStar's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

     o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of BrightStar's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2005, BrightStar's internal control over financial reporting was effective based on the criteria issued by the COSO in Internal Control-Integrated Framework.



/s/ BRIAN S. BURNETT
---------------------------------------------------------
Brian S. Burnett
Chief Executive Officer

April 14, 2006



/s/ JOHN M. COOGAN
---------------------------------------------------------
John M. Coogan
Chief Financial Officer

April 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BrightStar Information Technology Group, Inc.

We have audited the accompanying consolidated balance sheet of BrightStar Information Technology Group, Inc as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BrightStar Information Technology Group, Inc. as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principals generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses for the prior three years, has a working capital deficiency and deficiency in stockholders equity, and has been dependent on its parent company. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ STONEFIELD JOSEPHSON, INC.

Walnut Creek, California
February 10, 2006

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           DECEMBER 31,
                                                        2005         2004
                                                     ---------    ---------

                                     ASSETS
Current assets:
  Cash                                               $     260    $      43
  Trade accounts receivable, net of
    allowance of $6 and $18 at
    December 31, 2005                                      286          486
2004, respectively
  Prepaid expenses and other                                35           39
                                                     ---------    ---------
    Total current assets                                   581          568
Property and equipment, net                                 20           38
    Total assets
                                                     $     601    $     606
                                                     =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                     $     151    $     218
  Accounts payable                                          19           90
  Payable to affiliate                                     215           --
  Accrued salaries and other expenses                      225          350
                                                     ---------    ---------
    Total current liabilities                              610          658
Notes payable to affiliate                               1,258           --
Convertible notes payable                                   --        1,258
Other liabilities payable to affiliate                     101           --
Other liabilities                                           --           75
Commitments and contingencies                               --           --
Stockholders' deficiency:
Preferred Stock, $0.001 par value;
  3,000,000 Series A Preferred Stock
  shares authorized; 136,585 and no
  shares issued and outstanding in
  2005 and 2004, respectively                               --           --
Common stock, $0.001 par value;
  747,000,000 shares authorized;
  70,707,518 and 15,287,968 shares
  issued and outstanding in 2005 and
  2004 (excluding  255,000 shares held
  in treasury in 2004), respectively                        71           16
Additional paid-in capital                             100,290       99,925
Unearned compensation                                       --           (1)
Treasury stock                                              --         (118)
Accumulated deficit                                   (101,729)    (101,207)
                                                     ---------    ---------
    Total stockholders' equity                          (1,368)      (1,385)
                                                     ---------    ---------
    Total liabilities and stockholders' equity
                                                     $     601    $     606
                                                     =========    =========

                 See notes to consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31,
                                              2005           2004             2003
                                          ------------    ------------    ------------
Revenues                                  $      2,463    $      3,634    $      5,852
Cost of revenues                                 1,840           2,609           4,157
                                          ------------    ------------    ------------

Gross profit                                       623           1,025           1,695
Operating expenses:
  Selling, general and administrative              838           1,441           1,685
  Impairment of goodwill                            --           1,748              --
  Depreciation and amortization                     18              19              27
                                          ------------    ------------    ------------
    Total operating expenses                       856           3,208           1,712

  Loss from operations                            (233)         (2,183)            (17)
  Other (expense) income                           (43)             --              82
  Interest expense, net                           (130)           (172)           (203)
                                          ------------    ------------    ------------
    Net loss                                      (406)         (2,355)           (138)
                                          ============    ============    ============

Net loss per share (basic and diluted):   $      (0.01)   $      (0.15)   $      (0.01)
                                          ============    ============    ============

Weighted average shares outstanding
  (basic and diluted):                      54,916,742      15,287,829      15,286,788
                                          ============    ============    ============



                 See notes to consolidated financial statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            SERIES A
                                                         PREFERRED STOCK         COMMON STOCK           ADDITIONAL
                                                        SHARES     AMOUNT     SHARES       AMOUNT     PAID-IN-CAPITAL
                                                      ----------   ------   ----------   ----------   ---------------
Balance, December 13, 2002                                    --   $   --   15,284,288   $       16    $       99,902
                                                      ==========   ======   ==========   ==========   ===============
  Warrants issued with convertible notes                      --       --           --           --                 1
  Amortization of unearned compensation                       --       --           --           --                --
  Variable stock option expense                               --       --           --           --                17
  Stock option and warrant expense                            --       --           --           --                 5
  Stock options exercised                                     --       --        2,500           --                --
  Net Loss                                                    --       --           --           --                --
                                                      ----------   ------   ----------   ----------   ---------------

Balance, December 31, 2003                                    --       --   15,286,788           16            99,925
  Amortization of unearned compensation                       --       --           --           --                --
  Stock options exercised                                     --       --        1,180           --                --
  Net Loss                                                    --       --           --           --                --
                                                      ----------   ------   ----------   ----------   ---------------

Balance, December 2004                                        --       --   15,287,968           16            99,925
  Amortization of unearned compensation                       --       --           --           --                --
  Issuance of common stock in exchange for warrants           --       --       62,500           --                --
  Issuance of common stock to former note holders             --       --   13,869,121           14                57
  Sale of common stock                                        --       --   41,487,929           41               172
  Sale of preferred stock                                136,585       --           --           --               136
  Net Loss                                                    --       --           --           --                --
                                                      ----------   ------   ----------   ----------   ---------------
Balance, December 31, 2005                               136,585       --   70,707,518   $       71           100,290
                                                      ==========   ======   ==========   ==========   ===============

                                                                                            TOTAL
                                               UNEARNED      TREASURY     ACCUMULATED    STOCKHOLDERS'
                                             COMPENSATION      STOCK        DEFICIT         EQUITY
                                             ------------    ---------    -----------    -------------
Balance, December 31, 2002                   $         47    $    (118)   $   (98,714)   $       1,039
                                             ============    =========    ===========    =============
  Warrants issued with convertible notes               --           --             --                1
  Amortization of unearned compensation                36           --             --               36
  Variable stock option expense                        --           --             --               17
  Stock option and warrant expense                     --           --             --                5
  Stock options exercised                              --           --             --               --
  Net Loss                                             --           --           (138)            (138)
                                             ------------    ---------    -----------    -------------

Ballance, December 31, 2003                           (11)        (118)       (98,852)             960
  Amortization of unearned compensation                10           --             --               10
  Stock options exercised                              --           --             --               --
  Net Loss                                             --           --         (2,355)          (2,355)
                                             ------------    ---------    -----------    -------------
Balance, December 31, 2004                             (1)        (118)      (101,207)          (1,385)
  Amortization of unearned compensation                 1           --             --                1
  Issuance of common stock in exchange for
  warrants                                             --           --             --               --
  Issuance of common stock to former note
  holders                                              --           --             --               71
  Sale of common stock                                 --          118           (116)             215
  Sale of preferred stock                              --           --             --              136
  Net Loss                                             --           --           (406)            (406)
                                             ------------    ---------    -----------    -------------
Balance, December 31, 2005                   $         --    $      --    $  (101,729)   $      (1,368)
                                             ============    =========    ===========    =============

                 See notes to consolidated financial statements

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                       YEAR ENDED DECEMBER 31,
                                                      2005       2004      2003
                                                    -------    -------    -------
Operating activities:
  Net loss                                          $  (406)   $(2,355)   $  (138)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Noncash gains on settlement of liabilities           --        (11)       (35)
    Depreciation and amortization                        18         74        109
    Changes to allowance for doubtful accounts           12         --        110
    Compensation expense on issuance of common
    stock options and warrants                            1         10         59
    Impairment of goodwill
                                                         --      1,748         --
    Changes in operating working capital:
      Trade accounts receivable                         188         51         69
      Unbilled revenue                                   --         35          1
      Prepaid expenses and other                        (31)        83         37
      Accounts payable                                  (71)         9        (88)
      Accrued salaries and other accrued expenses      (125)        30        (98)
      Corporate legacy liabilities                       --         --        (59)
      Other liabilities payable to affiliate            101         --         --
      Other liabilities                                 (75)        35         --
                                                    -------    -------    -------
        Net cash used in operating activities          (388)      (291)       (33)
Investing activities:
  Capital expenditures                                   --         (9)        (2)
                                                    -------    -------    -------
        Net cash used in investing activities
                                                         --         (9)        (2)
Financing activities:
  Net borrowing (payments) under line of credit         (67)       218         --
  Net borrowing from affiliate                          250         --         --
  Net proceeds from issuance of preferred stock         136         --         --
  Net proceeds from issuance of common stock            286         --         --
                                                    -------    -------    -------
Net cash provided by financing activities               605        218         --
                                                    -------    -------    -------
Net increase (decrease) in cash                         217        (82)       (35)
Cash:
  Beginning of period                                    43        125        160
                                                    -------    -------    -------
  End of period                                     $   260    $    43    $   125
                                                    =======    =======    =======

Supplemental information:
  Interest paid                                     $    29    $    79    $    20
                                                    =======    =======    =======
  Income taxes paid                                 $    --    $    --    $    --
                                                    =======    =======    =======
  Noncash issuance of common stock warrants
  at fair value associated with                     $    --    $    --    $     1
                                                    =======    =======    =======

                 See notes to consolidated financial statements

(1) GOING CONCERN ASSUMPTION

         These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that BrightStar Information Technology Group, Inc. ("BrightStar" or "the Company") will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         The use of these principles may not be appropriate because, as at December 31, 2005, there was doubt that the Company would be able to continue as a going concern. The company is seeking to raise additional capital with a view to acquiring additional businesses and revenue streams. Subsequent to year end, the Company funded the acquisition of Neulogic Media, LLC thereby gaining a presence in the philanthropic marketplace, this transaction is further described in Note 16 below. Additionally, the Company believes that its continuing focus on cost reductions with its existing revenue base will result in positive cash flows. There can be no assurance that the Company will be successful in completing any proposed transactions and therefore sustain operations for the foreseeable future.

         These consolidated financial statements do not reflect adjustments to the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.

(2) ORGANIZATION

    Formation and business of the Company

         The Company was incorporated in July 1997 and provides information technology services for its customers. BrightStar helps organizations maximize their competitive advantage through the implementation and /or support of leading edge enterprise-level packaged-systems applications and legacy software systems by focusing primarily on serving clients in the healthcare and government markets. BrightStar also provides software support and training services to major corporations.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of consolidation -

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions have been eliminated in consolidation.

    Revenue recognition

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

    Use of estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially and adversely from those estimates.

    Fair value of financial instruments

         The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate the fair value. Based on borrowing rates currently available to the Company for debt with similar terms, the carrying value of its debt obligations approximates fair value.

    Property and equipment

         Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over their estimated useful lives ranging from three to ten years. Expenditures for repairs and maintenance that do not improve or extend the life of assets are expensed as incurred.

   Impairment of long-lived assets

         The Company identifies and records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets may not be recoverable. Recoverability is measured by comparison of the assets carrying amount to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value, as measured by the discounted future cash flows.

   Goodwill Impairments

         Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques in the IT industry. Goodwill is measured as the excess of the cost of acquisition over the sum of the amounts assigned to tangible and identifiable intangible assets acquired less liabilities assumed. We perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances for each reporting unit. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill.

    Income taxes

         Income taxes are recorded under the liability method, under which deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    Concentration of credit risk

         Concentration of credit risk is limited to trade receivables and is subject to the financial conditions of major clients. The Company does not require collateral or other security to support client's receivables. The
Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on trade receivables.

    Stock based compensation

         The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and complies with the disclosure requirements of SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FASB Statement No. 123."

         In December 2004, the FASB issued SFAS 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on fair values. Pro forma disclosure of fair value recognition will no longer be an alternative.

         Statement 123R permits public companies to adopt its requirements using one of two methods:

         1. Modified prospective method: Compensation cost is recognized beginning with the effective date of the adoption (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

         2. Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under pro forma provision of SFAS 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

         SFAS 123R is effective for public companies for interim and annual periods beginning after December 15, 2005.

         As noted above, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method. As a result, the Company generally recognizes no compensation cost for employee stock options. Although the adoption of SFAS 123R's fair value method will have no adverse impact on the Company's balance sheet or cash flows, it will affect the Company's net profit
(loss) and earnings (loss) per share.

         SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. Total cash flow will remain unchanged from cash flow as prescribed under current accounting rules.

    Net loss per share

         Basic net loss per share is computed using the weighted average number of shares of common stock during the year. Diluted net loss per share is computed using the weighted average number of shares of common stock, adjusted for the dilutive effect of potential common stock. Potential common stock, computed using the treasury stock method, includes options, warrants and stock issuable upon the conversion of convertible notes payable. Treasury shares have been excluded from the computation from the date of reacquisition.

         The following table sets forth the computation of basic and diluted net loss per share attributable to common stock and the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except share and per share amounts):

                                                          Year ended December 31,
                                                   2005            2004            2003
                                               ------------    ------------    ------------
Numerator:
  Net loss .................................   $       (406)   $     (2,355)   $       (138)
                                               ============    ============    ============
  Total stock-based employee compensation
    expenses determined under fair value
    based method for all awards, net of
    related tax effects ....................             --              --             (34)
                                               ------------    ------------    ------------
  Pro forma net loss .......................   $       (406)   $     (2,355)   $       (172)
                                               ============    ============    ============

Denominator:
  Weighted average common shares outstanding     54,916,742      15,287,829      15,285,014

Net loss-basic and diluted .................   $      (0.01)   $      (0.15)   $      (0.01)

         The value of options granted to employees is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted assumptions:

                                                 Year Ended December 31,
                                               2005*    2004        2003
                                             -------  --------    --------
Risk-free interest rate                          --      1.74%       1.75%
Expected life                                    --   10 years    10 years
Volatility                                       --       123%        123%


         *There were no options to purchase common stock granted in 2005.

    The following table sets forth potential shares of common stock that are not included in the diluted net loss per share available to common stockholders because to do so would be anti-dilutive for the years indicated (in thousands):

                                                                              December 31,
                                                                    2005          2004          2003
                                                                -----------   -----------   -----------
Common shares issuable upon the exercise of stock options           974,429     1,185,810     1,438,841
Common shares issuable upon the conversion of preferred stock   482,764,933            --            --
Common shares issuable upon the exercise of stock warrants               --     1,076,995     1,348,780
Common shares issuable upon the conversion of notes                      --     5,468,784     5,579,830
                                                                -----------   -----------   -----------
                                                                483,739,362     7,731,589     8,367,451
                                                                -----------   -----------   -----------

    Reclassifications

         Certain reclassifications have been made to prior-period balances in order to conform to the current period's presentation.

    Recent pronouncements

         In February 2006 the Financial Accounting Standards Board issued Statement No. 155 ("SFAS No 155"), "Accounting for Certain Hybrid Instruments:
An Amendment of FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact as the company does not use such instruments.

         In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 ("SFAS No. 154"), "Accounting Changes and Error Corrections." This statement requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No. 154 supersedes APB Opinion No. 20, "Accounting Changes," which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company.

         In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset
Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation," which as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management believes the adoption of this statement will not have an immediate material impact on the financial statements of the Company.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will not impact the financial statements of the Company.

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will not impact the financial statements of the Company.

(4) STOCKHOLDERS' EQUITY

Capital Stock

         On September 20, 2005 at the Annual Meeting of Stockholders, the stockholders approved an amendment to the Company's Certificate of Incorporation to (i) increase the number of shares of common stock that the Company is authorized to issue from 72,000,000 to 747,000,000 and (ii) to authorize the Company's Board of Directors, in its discretion, to effect a reverse stock split of the Company's outstanding Common Stock by a ratio of between one-for-two and one-for-ten, inclusive, without further approval of the Company's shareholders.

     Common Stock Warrants, Stock Options and Stock Awards

         Stock Options -- During 1998 and 2000, the 1997 and 2000 Long-Term Incentive Plans (the "Plans") were established, which provide for the issuance of incentive and non-qualified stock options, restricted stock awards, stock appreciation rights or performance stock awards. As of December 31, 2005, the total number of shares that could be issued under the Plans was 4,996,320 shares, of which only 4,926,320 shares could be granted for incentive stock options and 70,000 for nonqualified stock options. Options and restricted stock awards, which constitute the only issuance under the incentive plans as of December 31, 2005, have been generally granted at or above the fair value of the Company's common stock on the date of grant. The Company also granted restricted common stock to individuals during 2002 as part of their employment agreements that are considered grants outside of the Plans. The Plans do not allow the granting of stock options to independent consultants and therefore any such grants are considered outside of the Plans. The Plans also limit the amount of stock options granted to any one individual in any one year to 1,000,000 shares. Any grants of stock options over the 1,000,000 share limit to any individual are considered grants outside of the Plans as well.

         The following table summarizes the Plans' stock option and stock award activity:

                                   SHARES OR OPTIONS    SHARES OR OPTIONS       TOTAL SHARES           AVERAGE      AVERAGE
                                    ISSUED INSIDE        ISSUED OUTSIDE          OR OPTIONS            EXERCISE    REMAINING
                                      THE PLANS            THE PLANS               ISSUED               PRICE         LIFE
                                   -----------------    -----------------    -------------------       --------    ----------
Options outstanding at
  December 31, 2002                        2,769,201            1,040,000              3,809,201       $   0.56    8.48 years
Exercisable at
  December 31, 2002                        2,179,383            1,040,000              3,219,383
                                   =================    =================    ===================
Granted in 2003                               57,500               34,028                 91,528       $   0.08
Exercised                                     (2,500)                  --                 (2,500)      $   0.05
Cancelled                                   (459,388)                  --               (459,388)      $   0.39
Vesting and sale of
  restricted stock                          (180,000)                  --               (180,000)      $     --
                                   -----------------    -----------------    -------------------
Options outstanding at
  December 31, 2003                        2,184,813            1,074,028              3,258,841       $   0.62    7.78 years
                                   =================    =================    ===================
Exercisable at December 31, 2003           1,994,604            1,052,918              3,047,522
Granted in 2004                                5,000                   --                  5,000       $   0.05
Exercised                                     (1,180)                  --                 (1,180)      $   0.05
Cancelled                                   (250,323)             (34,028)              (284,351)      $   2.91
                                   -----------------    -----------------    -------------------
Options outstanding at
  December 31, 2004                        1,938,310            1,040,000              2,978,310       $   0.05    7.25 years
                                   =================    =================    ===================
Exercisable at December 31, 2004           1,894,604            1,040,000              2,934,604
Granted in 2005                                   --                   --                     --       $    --
Exercised                                   (750,000)          (1,000,000)            (1,750,000)(a)   $    --
Cancelled                                   (252,562)                  --               (252,562)      $   0.05
                                   -----------------    -----------------    -------------------
Options outstanding at
  December 31, 2005                          935,748               40,000                975,748       $   0.05    6.27 years
                                   =================    =================    ===================
Exercisable at December 31, 2005             934,429               40,000                974,429 (b)

         (a) 1,750,000 restricted stock awards previously awarded to two former employees.
         (b) 934,429 and 40,000 options and non qualified options are outstanding at $0.05 - $0.10 and $1.00 respectively


         As of December 31, 2004, grants outside the Plans also include stock issued in lieu of the cash bonuses awarded in 2001 to two former employees. On February 15, 2002, the compensation committee of the Board of Directors voted to issue fully-vested stock outside the Plans to two former employees of 750,000 and 250,000 shares, respectively, in full satisfaction of cash bonuses awarded for 2001.

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

         2. On May 6, 2003, 125,000 warrants to purchase shares of the Company's common stock at an exercise price of $0.035 were issued to Westminster Securities as part of an investment-banking arrangement. The warrants will expire on May 6, 2008. On April 14, 2005, the Company exchanged the 125,000 warrants for 62,500 shares of its common stock.

         3. On April 14, 2005, the Company issued to Stellar McKim LLC ("Stellar") (i) 41,487,929 shares of Common Stock, representing approximately 57.6% of the Company's then authorized shares for $213,415 in cash, and (ii) 136,585 shares of Series A Preferred Stock, which are convertible into 482,764,933 shares of the Company's Common Stock for $136,585 in cash. Authorization of the common stock underlying the Series A Preferred Stock was approved by shareholders on September 20, 2005. Upon conversion of its Series A Preferred Stock, Stellar will own 94.5% of the Company's common stock, on a fully diluted basis. In addition, the Series A Preferred Stock has voting rights based on the number of shares of Common Stock into which it is convertible. Therefore, Stellar has approximately 94.7% of the voting power held by the Company's stockholders in all matters upon which stockholders may vote.

         4. On April 14, 2005, the Company issued 13,869,121 shares of its common stock to the holders of the Series 1 Convertible Subordinated Promissory Notes, which notes were previously issued by BrightStar Information Technology Services, Inc., the Company's principal operating subsidiary, in consideration for cancellation of the Holder's warrants to purchase the Company's common stock.

(5) CREDIT FACILITY

         In December 2002, the Company negotiated a $750 revolving line of credit based on domestic accounts receivable which accrues interest at a rate of 4% above prime. Accessing the accounts receivable based revolving line of credit is restricted based on qualifying accounts receivable and compliance with certain loan covenants. As of December 31, 2005 the credit facility had an outstanding balance of $151.

(6) NOTES PAYABLE

    Series 1 Subordinated Promissory Notes (the "Notes")

         The Company has $1.3 million in 8% subordinated notes due in December 2007. On July 26, 2001, the Company raised $1.1 million though a private placement of convertible promissory notes. The Notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and were convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. The Company paid interest from inception through June 30, 2003 by issuing additional Notes. The Company also issued a total of 836,867 stock warrants in conjunction with the Notes exercisable at $0.50.

         In April 2005, under the terms of the Stellar Transaction, the Notes became payable to Stellar McKim LLC, the convertible features of all Notes were eliminated, all warrants associated with the Notes were cancelled and the terms of the notes and all interest accrued on the Notes as of March 31, 2005 were extended to December 31, 2007.

(7) BALANCE SHEET COMPONENTS

    Property and equipment consist of the following:

                                                      DECEMBER 31,
                                                     2005      2004
                                                     -----    -----

Computer equipment and software                      $ 346    $ 346
Furniture, fixtures and office equipment               100      100
                                                     -----    -----
  Total                                                446      446
Accumulated depreciation and amortization             (426)    (408)
                                                     -----    -----
  Property and equipment, net                        $  20    $  38
                                                     =====    =====


    Accrued salaries and other expenses consist of the following:

                                                   DECEMBER 31,
                                                   2005    2004
                                                  -----   -----
Accrued payroll and payroll taxes                 $  47   $ 145
Accrued professional fees                            64      61
Other accrued expenses                              114     144
                                                  -----   -----
  Total accrued expenses                          $ 225   $ 350
                                                  =====   =====


(8) RELATED PARTY TRANSACTIONS

         At December 31, 2005, the Company had various balances due to Stellar, its majority shareholder, including notes payable and accrued interest (see Note
6) and liabilities related to operating cash advances. At December 31, 2004, there were no amounts due to Stellar. Additionally, during 2005, members of Stellar's management provided executive management services to the Company without charge.

         At December 31, 2005 and 2004, significant balances with Stellar were (in thousands):

                                               DECEMBER 31,
                                               2005    2004
                                              ------   ------
Accrued liabilities due to Stellar, net       $  290   $   --
Long term notes payable to Stellar             1,258       --
Long term other liabilities to Stellar           101       --

(9) GOODWILL

         As a result of the Company's evaluation of multiple strategic transaction proposals during 2004, the Company determined that goodwill recorded as of December 31, 2004 was impaired. The Company entertained several arms length merger or acquisition proposals during 2004 and determined that none of the offers placed any value on the Company's goodwill. As a result of entering into the Stellar Transaction (See Note 4), the Company considered the transaction an event that required a review of its goodwill value for impairment, under SFAS No. 142. Consequently, the Company determined that its goodwill had no value and wrote off all remaining goodwill at December 31, 2004.

 (10) INCOME TAXES

         The components of loss before income taxes from continuing operations for the years ended December 31, are presented below:

                                            2005        2004        2003
                                           --------    --------    --------
Loss before income taxes:
  Domestic                                 $   (406)   $ (2,355)   $   (138)
                                           --------    --------    --------
                                           $   (406)   $ (2,355)   $   (138)
                                           ========    ========    ========

         The Company did not recognize any income tax provisions or benefits for the years ended December 31, 2005, 2004 or 2003.

         The Company's deferred tax assets, at an effective tax rate of 39.8%, are reflected below as of December 31:

                                             2005        2004
                                           --------    --------
Net operating losses                       $  8,528    $  7,481
Bad debt reserves                                 2           7
Accrued expenses                                 17          36
Goodwill                                      4,560       4,376
Other                                            --          --
                                           --------    --------
Net deferred tax asset                       13,107      11,900
Valuation allowance                         (13,107)    (11,900)
                                           $     --    $     --
                                           ========    ========

         Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2005.

         At December 31, 2005, the Company has a net operating loss carryforward ("NOL") of approximately $21.4 million for federal income tax purposes and approximately $10.0 million for state income tax purposes, which will expire in various amounts beginning in 2019. The Company believes utilization of the federal NOL's and credits may be subject to a substantial annual limitation due to the Stellar Transaction described in Note 4. The Company believes the Stellar transaction may have triggered a "change in ownership" as defined by the Internal Revenue Code of 1986, which would severely limit the use of the Company's tax attributes in the future.

         The table below reconciles the expected U.S. federal statutory tax to the recorded income tax as of December 31:

                                                  2005      2004
                                                -------    -------
Provision (benefit) at statutory tax rate       $  (138)   $  (801)
Goodwill amortization                             1,527         --
Valuation allowance                              (1,207)      (954)
Goodwill write off                                   --      1,748
Accruals, allowances & other, net                  (182)         7
                                                -------    -------
  Total                                         $    --    $    --
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

(13) COMMITMENTS AND CONTINGENCIES

         The Company leases office space under an operating lease agreement that expires in September 2008. Minimum future commitments under this agreement for the years ending December 31 are: 2006, $45; 2007, $46; and 2008, $35.

         Rent expense was $76, $65 and $68 during the periods ended December 31, 2005, 2004, and 2003, respectively.

    Employment Agreements

         None.


(14) SIGNIFICANT CUSTOMERS AND GEOGRAPHIC INFORMATION

         For 2005, the Company had revenues from three unrelated customers, which accounted for approximately 50%, 16% and 13%, respectively, of total revenues. These same three customers accounted for approximately 34%, 22% and 18%, respectively, of the total outstanding accounts receivable as of December 31, 2005.

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

         The Company operates in a single segment as a provider of IT services and the Company primarily operates in the United States.

(15) QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)

         Quarterly consolidated results of operations consist of the following as of December 31;

                                                     2005                                      2004
                                   ----------------------------------------- -----------------------------------------
                                     FIRST     SECOND     THIRD     FOURTH     FIRST     SECOND     THIRD     FOURTH
                                    -------    -------    -------    -------    -------    -------    -------    -------
Revenue                             $   756    $   669    $   534    $   504    $ 1,195    $   842    $   781    $   816
Gross profit                            183        186        138        116        340        241        205        239
Loss from operations                    (41)       (31)       (76)       (85)      (124)      (151)      (118)    (1,790)
Net loss                            $   (72)   $   (62)   $  (108)   $  (164)   $  (177)   $  (204)   $  (152)   $(1,822)
                                    =======    =======    =======    =======    =======    =======    =======    =======

Per share basis: basic and dilute   $    --    $    --    $    --    $ (0.01)   $ (0.01)   $ (0.01)   $ (0.01)   $ (0.12)
                                    =======    =======    =======    =======    =======    =======    =======    =======

(16) SUBSEQUENT EVENTS

         On October 31, 2005, the Company entered into a Purchase of Assets and Sale Agreement, dated as of October 31, 2005, with Neulogic Media, LLC (the "Asset Agreement"), pursuant to which the Company agreed to acquire all of the assets and business of Neulogic Media, LLC, an Ohio-based provider of e-communication solutions and content management systems to clients in the not-for-profit sector ("Neulogic").

         Under the Asset Agreement, the Company agreed to pay as consideration for the assets and business of Neulogic $1.8 million in cash, $200,000 of which was paid as a deposit upon executing the Asset Agreement and the balance of which was paid on January 3, 2006, and 139,000,000 shares of common stock. The company expects to issue the balance of the purchase consideration in the form of 139,000,000 shares of common stock by mid-April, 2006, which will constitute approximately 20% of the total outstanding shares of the Company on a fully diluted basis. In addition, the Company negotiated employment agreements with the three individual principals of Neulogic.

         In connection with the Neulogic acquisition, the Company borrowed $1,800,000 from Stellar. The loan was evidenced by a Promissory Note, dated as of January 4, 2006, and is payable on January 4, 2009. Interest on the outstanding balance of the note accrues at the rate of 9% per annum and is payable annually commencing on the first anniversary of the date of the note. All amounts due under the note are payable, at the option of the Company, in cash or in shares of BrightStar common stock. In the event that the Company elects to pay amounts due under the note in shares of BrightStar common stock, the shares shall be valued at the average trading price of our common stock for the 20 days immediately preceding the date of payment. All of the proceeds of the loan were paid to the principals of Neulogic.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                   COLUMN A                       COLUMN B        COLUMN C        COLUMN D         COLUMN E
                   --------                       --------        --------        --------         --------
                                                                  ADDITIONS
                                                 BALANCE AT      CHARGED TO                        BALANCE AT
                                                  BEGINNING       COSTS AND                          END
                 DESCRIPTION                      OF PERIOD       EXPENSES       DEDUCTIONS        OF PERIOD
                 -----------                     ----------      -----------     ----------
Allowance deducted from assets to which it
  applies:
Allowance for doubtful accounts:
Year ended December 31, 2003..........           $      140      $        --     $      110        $      30
Year ended December 31, 2004..........                   30               --             12               18
Year ended December 31, 2005..........                   18               --             12                6

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II

To the Board of Directors
BrightStar Information Technology Group, Inc.

In connection with our audit of the consolidated financial statements of BrightStar Information Technology Group, Inc., referred to in our report dated February 10, 2006, which is included in the annual report on Form 10-K, we have also audited Schedule II for the three years ended December 31, 2005, 2004 and 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ Stonefield Josephson, Inc.
Walnut Creek, California
February 10, 2006

                                INDEX TO EXHIBITS

    These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

    (a) The following documents are filed as part of this report:

         EXHIBIT

         NO.      DESCRIPTION
         3.1      -- Certificate of Incorporation, as amended (Incorporated by reference from Exhibit 3.1 to Amendment No. 1 to BrightStar's
                  Registration Statement on Form S-1 filed February 27, 1998
                  (File No. 333-43209)).
         3.2      -- Bylaws, as amended (Incorporated by reference from Exhibit
                  3.2 to Amendment No. 3.2 to BrightStar's Registration
                  Statement on Form S-1 filed April 14, 1998
                  (File    No. 333-43209)).
         3.3      Amendment to Certificate of Incorporation
         4.1      -- Specimen Common Stock Certificates (Incorporated by
                  reference from Exhibit 4.1 to Amendment No. 1 to BrightStar's
                  Registration Statement on Form S-1 filed February 27, 1998
                  (File No. 333-43209)).
         4.2      -- Agreement and Plan of Exchange dated December 15, 1997, among BrightStar, BITG, BITI and the holders of the outstanding capital stock of BITG (Incorporated by reference from Exhibit 4.2 to Amendment No. 1 to BrightStar's
                  Registration Statement on Form S-1 filed February 27, 1998
                  (File No. 333-43209)).
         4.3      -- Option Agreement dated as of December 16, 1997, between
                  BrightStar and Brewer-Gruenert Capital Advisors, LLC
                  (Incorporated by reference from Exhibit 4.4 to Amendment No. 1 to BrightStar's Registration Statement on Form S-1 filed
                  February 27, 1998 (File No. 333-43209)).
         4.4      -- Securities Purchase Agreement dated March 10, 2000 among
                  BrightStar Information Technology Group, Inc. and Strong River
                  Investments, Inc. and Montrose Investments LTD (Incorporated by reference to Exhibit 10.36 to Amendment No.1 to BrightStar's Registration Statement on Form S-1).
         4.5      -- Adjustable Warrant issued to Strong River Investments, Inc.
                  on March 10, 2000 (Incorporated by reference to Exhibit 4.5 to
                  BrightStar's Registration Statement on Form S-3, filed October
                  23, 2001).
         4.6      -- Adjustable Warrant issued to Montrose Investments LTD on
                  March 10, 2000 (Incorporated by reference to Exhibit 4.6 to
                  BrightStar's Registration Statement on Form S-3, filed October
                  23, 2001).
         4.7      -- Warrant issued to Strong River Investments, Inc. on March
                  10, 2000 (Incorporated by reference to Exhibit 4.7 to
                  BrightStar's Registration Statement on Form S-3, filed October
                  23, 2001).
         4.8      -- Warrant issued to Montrose Investments LTD on March 10,
                  2000 (Incorporated by reference to Exhibit 4.8 to BrightStar's
                  Registration Statement on Form S-3, filed October 23, 2001).
         4.9      -- Warrant issued to Wharton Capital Partners Ltd. on March
                  10, 2000 (Incorporated by reference to Exhibit 4.9 to
                  BrightStar's Registration Statement on Form S-3, filed October
                  23, 2001).
         4.10     -- Form of Series 1 Convertible Subordinated Promissory Note
                  Agreement issued to the holders of the July 26, 2001 private placement offering. (Incorporated by reference to Exhibit 4.10 to BrightStar's Registration Statement on Form S-3, filed
                  October 23, 2001).
         4.11     -- Form of Subscription Agreement for the holders of the
                  Series 1 Convertible Subordinated Promissory Note Agreement issued to the holders of the July 26, 2001 private placement offering. (Incorporated by reference to Exhibit 4.11 to BrightStar's Registration Statement on Form S-3, filed October
                  23, 2001).
         4.12     -- Form of Common Stock Purchase Warrants for the holders of the Series 1 Convertible Subordinated Promissory Note
                  Agreement issued to the holders of the July 26, 2001 private placement offering. (Incorporated by reference to Exhibit 4.11 to BrightStar's Registration Statement on Form S-3, filed
                  October 23, 2001).
         4.13     The Certificate of Designation, Preferences and Rights of
                  Series A Convertible Preferred Stock of BrightStar
         4.14     The Omnibus Agreement and Stock Purchase Agreement between
                  BrightStar and Stellar McKim LLC.

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

         10.42    -- BrightStar Technology Services LLC's operating agreement
         10.43    -- Second Amendment to Security Agreement between BrightStar and BFI Business Finance
         10.44    -- BrightStar's Code of Ethics
         10.45    -- Financial services agreement between Sheridan Road Capital and BrightStar
         10.46    -- Purchase of Assets and Sale Agreement, dated as of October
                  31, 2005 by and between BrightStar and Neulogic Media, LLC**
         10.47    -- Promissory Note, dated January 6, 2006, of BrightStar to
                  Stellar in the original principal amount of $1,800,000.
         16.1*    -- Letter from Grant Thornton LLP to the Securities and
                  Exchange Commission.
         21.1*    -- List of Subsidiaries of the Company.
         23.1     -- Consent of Stonefield Josephson, Inc.
         23.2*    -- Consent of Grant Thornton LLP.
         31.1     -- Certification of Chief Executive Officer pursuant to
                  Section 302 of the Sarbanes Oxley Act of 2002
         31.2     -- Certification of Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes Oxley Act of 2002
         32.1     -- Certification of Chief Executive Officer pursuant to 18
                  U.S.C. Section 1350
         32.2     -- Certification of Chief Financial Officer pursuant to 18
                  U.S.C. Section 1350

* Exhibits have been previously filed.
** Incorporated by reference to Exhibit 10.1 to BrightStar Current Report on Form 8-K, filed with the Commission on November 4, 2005.