Form 10QSB
period 2006-03-31
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2006-05-15
CIK 1050025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 OR

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

       6160 STONERIDGE MALL ROAD, SUITE 250, PLEASANTON, CALIFORNIA 94588
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

      The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at April 30, 2006 was 209,707,518.

      Transitional Small business Disclosure Format (Check one): Yes |_|; No
|X|.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                       INDEX TO MARCH 31, 2006 FORM 10-QSB

                                                                         Page
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements (unaudited)

Balance Sheet - March 31, 2006                                                 3

Statements of Operations -
  For the three months ended March 31, 2006 and March 31, 2005                 4

Statements of Cash Flows -
  For the three months ended March 31, 2006 and March 31, 2005                 5

Notes to Financial Statements                                                  6

Item 2 - Management's Discussion and Analysis
  of Results of Operations and Financial Condition                            11

Item 3 - Controls and Procedures                                              14

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings                                                    15

Item 2 - Unregistered Sales of Equity Securities
  and Use of Proceeds                                                         15

Item 3 - Defaults Upon Senior Securities                                      15

Item 4 - Submission of Matters to a Vote of Security Holders                  15

Item 5 - Other information                                                    15

Item 6 - Exhibits                                                             15

Signature Page                                                                16

             "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995
Statements that are not historical facts contained in this Quarterly Report on Form 10-QSB are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. The words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of development of the areas where we may sell our services, the market price of our services and products, changes in applicable statutory and regulatory requirements, costs of delivery of our products and services, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, labor relations, the results of financing efforts and the ability to meet capital requirements, and general economic conditions.

                      PART 1, ITEM 1. FINANCIAL STATEMENTS

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                         ($000'S, EXCEPT PER SHARE DATA)

                                                                       UNAUDITED
                                                                       MARCH 31,
                                                                         2006
                                                                       ---------
                                           ASSETS
Current assets:


Cash                                                                         $63
Trade accounts receivable, net of allowance
   for doubtful accounts of $3                                               314
Prepaid expenses and other                                                    66
                                                                       ---------
   Total current assets
                                                                             443
Property and equipment, net                                                   64
In-place contract                                                          1,027
Customer list                                                                840
Other intangible assets                                                      386
                                                                       ---------
   Total assets                                                           $2,760
                                                                       =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Line of credit                                                          $3
     Accounts payable                                                        76
     Accrued salaries and other expenses                                    329
     Payable to affiliate                                                   215
     Liability for shares issuable in Neulogic acquisiton                   210
     Deferred revenue                                                       424
                                                                      ---------
        Total current liabilities                                         1,257
     Convertible notes payable to affiliate                               1,800
     Notes payable to affiliate                                           1,258
     Other liabilities - payable to affiliate                               101
     Commitments and contingencies                                         --
Stockholders' equity:
     Preferred stock, $0.001 par value; 3,000,000 shares authorized;
     136,585 shares issued and outstanding in 2006                         --
     Common stock, $0.001 par value; 747,000,000 shares authorized;
     70,707,518 shares issued and outstanding in 2006                        71
     Additional paid-in capital                                         100,305
     Accumulated deficit                                               (102,032)
                                                                      ---------
        Total stockholders' equity                                       (1,656)
                                                                      ---------
                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $2,760
                                                                      =========
See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ------------------------
                                                           2006         2005
                                                        ----------   ----------
Revenue                                                       $822         $756
Cost of revenue                                                515          573
                                                        ----------   ----------
Gross profit                                                   307          183

Operating expenses:

     Selling, general and administrative                       447          219
     Depreciation and amortization                              90            5
                                                        ----------   ----------
        Total operating expenses
                                                               537          224

Loss from operations                                          (230)         (41)

     Interest expense, net                                     (73)         (31)
                                                        ----------   ----------
Loss before tax provision                                    $(303)        $(72)

     Income tax provision                                     --           --
                                                        ----------   ----------
Net loss                                                     $(303)        $(72)
                                                        ==========   ==========
Net loss per share: basic and diluted
                                                        ----------   ----------
        Net loss per share                                  $(0.00)      $(0.00)
                                                        ==========   ==========

Average shares outstanding: basic and diluted           70,707,518   15,287,968
                                                        ----------   ----------

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         ($000'S, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                          ----------------------
                                                          MARCH 31,   MARCH 31,
                                                             2006       2005
                                                          ---------   ---------
Operating activities:

     Net loss                                             $    (303)  $     (72)
     Adjustments to reconcile net loss to net
        cash provided (used) by operating activities:
     Depreciation and amortization                               90           5
     Changes in operating assets and liabilities
        Trade accounts receivable                               (28)        155
        Unbilled revenue                                         --         (21)
        Prepaid expenses and other assets                       (32)         16
        Accounts payable                                         57         (13)
        Accrued salaries and other expenses                     104          26
        Deferred revenue                                         63          --
        Other liabilities                                        --          26
                                                          ---------   ---------
        Net cash provided (used) by operating activities        (49)        122

Investing activities:
     Acquistions, net                                        (1,800)         --
                                                          ---------   ---------
        Net cash used in investing activities                (1,800)         --

Financing activities:
     Net borrowings (payments) under line of credit            (148)       (126)
     Proceeds from convertible notes payable                  1,800          --
                                                          ---------   ---------
        Net cash provided (used) by financing activities      1,652        (126)

Net decrease in cash                                           (197)         (4)

Cash:
     Beginning of period                                        260          43
                                                          ---------   ---------
     End of period                                              $63         $39
                                                          =========   =========
Supplemental Disclosure:
     Interest paid                                        $       7   $       7
     Non cash acquisiton consideration                    $     210   $       -

See notes to condensed consolidated financial statements.

                  BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ($000'S, EXCEPT SHARE AND PER SHARE DATA)



1.    BASIS OF PRESENTATION


      The balance sheet as of March 31, 2006, the statements of operations for the three ended March 31, 2006 and March 31, 2005, respectively, and the statements of cash flows for the three months ended March 31, 2006 and March 31, 2005 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2006 and for all periods presented have been appropriately made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal year 2005 Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

2.    ACQUISITIONS


      In January 2006, the Company acquired all of the assets and operations of privately held Neulogic Media, LLC ("Neulogic"). Neulogic provides e-communication solutions which include website development and support, content distribution, e-mail marketing and back office integration to the philanthropic community. Neulogic was acquired to introduce new products and services to BrightStar customers. The Condensed Consolidated Financial Statements include the operating results of Neulogic from the date of acquisition.

      The purchase price of approximately $2.0 million consisting of cash of $1.8 million and stock preliminarily valued at $210,000, was accounted for as business combination and allocated to the acquired assets and other identified intangibles, as follows (in thousands):

                Fair value of assumed liabilities         $(326)
                Identified intangible assets acquired:
                In place contracts and customer list      1,936
                Tradename                                   150
                Developed software                          250
                                                        -------
                Total                                    $2,010
                                                        =======

      The Company has recorded $210 thousand as Liability for shares issuable in Neulogic acquisition for the value of the 139,000,000 shares of common stock common stock associated with the Neulogic acquisition as the common stock was not issued by the end of the reporting period. The value of $210 thousand was estimated based on the April 2005 purchase of the Company by Stellar McKim LLC, this amount could change during the allocation period based on independent valuation of the consideration given or the assets received. Management is presently evaluating the assets acquired and liabilities assumed and such amounts could change during the allocation period.

      The valuation of in place contracts, customer list, trade name and developed software represent the fair value of these assets as determined by management, based on a preliminary valuation which could change during the allocation period. All intangible assets are being amortized on a straight-line basis over the estimated useful life of seven years.

      Selected unaudited pro forma combined consolidated statement of operations, as if the transaction had occurred at the beginning of the periods reported:

                                              Three months ended
                                            March 31,     March 31,
                                              2006            2005
                                           -----------   ------------
        Revenues                                   822            956
        Gross profit                               307            346
        Gross profit margin                         37%            36%

        Net loss                                  (303)          (139)

        Net loss per share                      $(0.00)        $(0.00)
        Weighted average number of shares  209,707,518    154,287,968

3.    INTANGIBLE ASSETS

      In January 2006, the Company completed the acquisition of Neulogic (See
Note 2) in the first quarter of 2006. Upon the integration of Neulogic, BrightStar created a separate division named Neulogic, Inc., and assigned all operations and assets to Neulogic, Inc.

      The following is a summary of the Company's purchased intangible assets as of March 31, 2006 (in thousands):

                                      Estimated
                          Gross         Useful                       Net
                         Carrying        Life      Accumulated     Carrying
                          Amount      (in years)   Amortization     Value
                       ------------  ------------  ------------  ------------
  In place contracts   $      1,065             7  $         38  $      1,027

   Customer list                871             7            31           840

   Tradename                    150             7             5           145

   Developed software           250             7             9           241
                       ------------  ------------  ------------  ------------
                       $      2,336                $         83  $      2,253
                       ============  ============  ============  ============

      Estimated future amortization expense for purchased intangible assets as of March 31, 2006 is as follows (in thousands):

                       2006                    $      249
                       2007                           334
                       2008                           334
                       2009                           334
                       2010                           334
                       2011                           334
                       2012                           334
                                               ----------
                                               $    2,253
                                               ==========

4.    ACCRUED SALARIES AND OTHER EXPENSES

      Accrued salaries and other expenses consist of the following:

                                                         March 31,
                                                           2006
                                                        ----------
             Accrued payroll and payroll taxes          $       75
             Accrued professional fees                          64
             Accrued interest                                  141
             Other accrued expenses                             49
                                                        ----------
                       Total accrued expenses           $      329
                                                        ==========

5.    RELATED PARTY TRANSACTIONS

      At March 31, 2006, the Company had various balances due to Stellar, its majority shareholder, including notes payable, accrued interest and liabilities related to operating cash advances. Additionally, during 2006, members of Stellar's management provided executive management services to the Company without charge.

      At March 31, 2006, significant balances with Stellar were (in thousands):

                                                            MARCH 31,
                                                              2006
                                                           ----------
          Accrued liabilities due to Stellar, net          $      431
          Long term notes payable to Stellar
                                                                1,258
          Long term other liabilities to Stellar
                                                                  101
          Convertible note payable to Stellar                   1,800
                                                           ----------
                                                           $    3,590
                                                           ----------

6.    CONVERTIBLE NOTE PAYABLE, NET

      On January 4, 2006, the Company borrowed $1.8 million from Stellar McKim LLC, which owns 94.7% of the outstanding voting power of the Company. The loan was evidenced by a Promissory Note, dated as of January 4, 2006, and is payable on January 4, 2009. Interest on the outstanding balance of the note accrues at the rate of 9% per annum and is payable annually commencing on the first anniversary of the date of the note. All amounts due under the note are payable, at the option of the Company, in cash or in shares of BrightStar Stock. In the event that we elect to pay amounts due under the note in shares of BrightStar Stock, the shares shall be valued at the average trading price of our common stock for the 20 days immediately preceding the date of payment. No beneficial conversion feature has been recognized in connection with this borrowing, as the conversion price if the company elects to settle in stock is based on the fair value at conversion. All of the proceeds of the loan were paid to the principals of Neulogic.

7.    NET LOSS PER SHARE


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

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                  THREE MONTHS
                                                                     ENDED
                                                                 MARCH 31, 2005
                                                                 --------------
Numerator:
Loss from operations                                             $         (230)
                                                                 ==============
Net loss                                                         $         (303)
                                                                 ==============

Numerator for basic earnings per share - loss
  available to common stockholders                                         (303)
Effect of dilutive securities:
None                                                                       --
                                                                 --------------
Numerator for diluted earnings per share - income
  available to common stockholders after assumed conversions     $         (299)
                                                                 --------------
Denominator:
Denominator for basic earnings per share - weighted average
 shares                                                              70,707,518
Effect of dilutive securities:
Employee stock options and other dilutive securities (1)                   --
                                                                 --------------
Denominator for diluted earnings per share - adjusted weighted-
   average shares and assumed conversions                            70,707,518
                                                                 --------------

(1) Diluted EPS for the three-month period ended March 31, 2006 excludes the effect of approximately 483.7 million common shares potentially issuable upon the exercise of stock options and warrants and the conversion of notes payable, as their inclusion would be anti-dilutive.

8.    SIGNIFICANT CUSTOMERS

      For the first quarter of 2006, the Company had a single customer that accounted for 48% of total revenue. This customer also accounted for approximately 26% of the Company's total outstanding accounts receivable balance as of March 31, 2006. In addition, the Company had two customers which accounted for 13% and 10%, respectively, of the Company's total outstanding accounts receivable balance as of March 31, 2006.

      For the first quarter of 2005, the Company had a single customer that accounted for 42% of total revenue. This customer also accounted for approximately 14% of the Company's total outstanding accounts receivable balance as of March 31, 2005. In addition, the Company had one customer that accounted for 19%, and two customers that each accounted for 12% of total revenue.

9.    RECENTLY ISSUED ACCOUNTING STANDARDS

      Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 123 (Revised 2004), Share-Based Payment ("FAS 123R"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the employee stock purchase plan and restricted stock units based on estimated fair values of these awards over the requisite employee service period. FAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") to provide guidance on FAS 123R. The Company has applied SAB 107 in its adoption of FAS 123R.

      Under FAS 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee's requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company's fiscal year 2006, using the modified prospective application. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled, prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

      For the three months ended March 31, 2006, the Company recognized an immaterial amount as a result of the adoption of FAS 123R. As of March 31, 2006, compensation expense for all unvested stock options had been recognized by the Company.

      In February 2006 the Financial Accounting Standards Board issued Statement No. 155 ("SFAS No 155"), "Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140". Management does not believe that this statement will have a significant impact as the company does not use such instruments.

10.   COMMITMENTS AND CONTINGENCIES

      The Company leases office space under an operating lease agreement that expires in September 2008. Minimum future commitments under this agreement for the years ending December 31 are: 2006, $35; 2007, $46; and 2008, $35.

      The Company has recorded $210 thousand as Liability for shares issuable in Neulogic acquisition for the value of common stock associated with the Neulogic acquisition as the common stock was not issued by the end of the reporting period, see Note 2 for detail.

11.   SUBSEQUENT EVENTS

      On April 13, 2006, the Company issued 139,000,000 shares of common stock pursuant to the Purchase of Assets and Sale Agreement with Neulogic Media, LLC, dated October 31, 2005. The shares constitute approximately 20% of the total outstanding shares of the Company on a fully diluted basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

OVERVIEW

      BrightStar Information Technology Group, Inc. ("BrightStar" or "the Company"), founded in April 1998, provides information technology ("IT") services for its customers. We help organizations maximize their competitive advantage through the implementation and /or support of leading edge enterprise-level packaged-systems applications and legacy software systems by focusing primarily on serving clients in government markets. BrightStar also provides software support and training services to major corporations and recently entered the philanthropic market with the acquisition of Neulogic. We have approximately 30 employees and contractors. The Company has its headquarters in the San Francisco Bay Area with a field office near Dallas, Texas and Columbus, Ohio. We also have other service-delivery locations throughout the United States, including Arizona, Arkansas, California, Florida and Texas.

      We generate the vast majority of our revenue from two channels: (1) IT services provided to the commercial and (2) philanthropic markets. We derive most of our revenues from the sales of IT services in the United States, our domestic market.

Acquisition of Neulogic Media, LLC. In January 2006, we acquired all of the assets and operations of privately held Neulogic Media, LLC ("Neulogic"). Neulogic provides e-communication solutions which include website development and support, content distribution, e-mail marketing and back office integration to the philanthropic community. Under the terms of the purchase agreement, we agreed to purchase Neulogic for approximately $2.0 million. The Consolidated Financial Statements include the operating results of Neulogic from the date of acquisition. See notes 2 and 3 for further information.

Financial highlights. Net revenues for the three months ended March 31, 2006 was $0.8 million, consistent with the three months ended March 31, 2005. While revenues remained flat, they were driven by a reduction in the demand for our Enterprise Resource Planning ("ERP") services offset revenues generated by our acquisition of Neulogic. Our operating expenses for the three months ended March 31, 2006 were $0.4 million as compared to $0.2 million for the three months ended March 31, 2005. The increase in operating expenses primarily resulted from increases in sales and marketing expenses, as further described below. We expect our spending for the remainder of fiscal 2006 to increase as compared to 2005 as we expand our sales and marketing programs and invest in our organizational infrastructure.

RESULTS OF OPERATIONS

      Revenues. The timing of revenues is difficult to forecast because our sales cycle can be relatively long and is subject to a number of uncertainties, including customers' budgetary constraints, the timing of customers' budget cycles, customers' internal approval processes and general economic conditions. In addition, as is customary in the industry, our engagements generally can be changed or terminated without a significant customer penalty. Our revenue and results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including, but not limited to, changes in demand for IT services, the effect of changes in estimates to complete fixed fee contracts, the rate of hiring and the productivity of revenue generating personnel, the availability of qualified IT professionals, the significance of customer engagements commenced and completed during a quarter, the number of business days in the quarter, changes in the relative mix of the Company's services, changes in the pricing of the Company's services, the timing and the rate of entrance into new geographic or IT specialty markets, departures or temporary absences of key revenue-generating personnel, the structure and timing of acquisitions, and general economic factors.

      Revenues for the first quarter ended March 31, 2006 were $0.8 million, consistent with the first quarter ended March 31, 2005. Decreases in our commercial IT services resulting from a reduced demand for our enterprise resource planning consulting services were offset by the acquisition of Neulogic and our entry into the philanthropic market place.

      Cost of revenues. Cost of revenues consists primarily of salaries (including non-billable and training time) and benefits for consultants and employees. The Company generally strives to maintain its gross profit margins by offsetting increases in salaries and benefits with increases in billing rates, although this is subject to the market conditions at the time. In addition, the Company tries to increase or decrease the number of consultants used by the Company to provide its services, including third party contractors, as the amount of billable work (and resultant revenue) changes. In other words, the Company continually strives to minimize the amount of unbillable consulting resources or bench.

      Gross profit as a percentage of revenue for the first quarter ended March 31, 2006 increased from 25% to 38% compared to first quarter ended March 31, 2005, primarily reflecting the inclusion of a full quarter of Neulogic's operations and change in the mix of services provided to our clients.

      Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) primarily consist of costs associated with (i) corporate overhead, (ii) sales and account management, (iii) telecommunications,
(iv) human resources, (v) recruiting and training, and (vi) other administrative expenses.

      Selling, general and administrative expenses for the first quarter ended March 31, 2006 increased from $0.2 million to $0.4 million or 100% compared to the first quarter ended March 31, 2005, primarily as a result of the acquisition of Neulogic and increased general and administrative services provided to our business, mainly in the areas of sales and marketing, research and development and general corporate administration.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, we have funded our operations with the proceeds from debt and from cash generated from operations. As of March 31, 2006, we had $0.1 million of cash and cash equivalents. We had an accumulated deficit of approximately $102.0 million as of March 31, 2006.

      Net cash used in operating activities totaled $49 thousand for the three months ended March 31, 2006 as compared to cash provided by operations of $122 thousand for the three months ended March 31, 2005. Net cash used in operating activities for the three months ended March 31, 2006 resulted primarily from operating losses and increases in deferred revenue and accrued expenses, as a result of including Neulogic's operations for a full quarter. For the three months ended March 31, 2005, net cash provided by operating activities resulted primarily from increases in accounts receivable.

      Net cash used in investing activities totaled $1.8 million for the three months ended March 31, 2006 as compared to no investing activities the three months ended March 31, 2005. For the three months ended March 31, 2006, net cash used in investing activities resulted from the acquisition of Neulogic. There were no investing activities for the three months ended March 31, 2005.

      Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2006, as compared to cash used in financing activities of $126 thousand for the three months ended March 31, 2005. For the three month periods ended March 31, 2006, net cash provided by financing activities consisted of proceeds from the issuance of convertible notes payable partially offset by payments on debt obligations related to the receivables-based revolving line of credit. For the three months ended March 31, 2005, net cash used in financing activities related to payments on debt obligations related to the receivables-based revolving line of credit.

      In December 2002, we negotiated a $750 thousand revolving line of credit based on domestic accounts receivable which accrues interest at a rate of 4% above prime. Accessing the accounts receivable based revolving line of credit is restricted based on qualifying accounts receivable and compliance with certain loan covenants. As of March 31, 2006 the credit facility had an outstanding balance of $3 thousand.

Series 1 Subordinated Promissory Notes (the "Notes")

      We have $1.3 million in 8% subordinated notes due in December 2007. On July 26, 2001, we raised $1.1 million though a private placement of convertible promissory notes. The Notes are secured on a junior basis by substantially all of the assets of the Company and its operating subsidiaries, and were convertible into common stock, at the option of the investors, at a fixed price of $0.23 per share, subject to anti-dilution provisions. The Company paid interest from inception through June 30, 2003 by issuing additional Notes. The Company also issued a total of 836,867 stock warrants in conjunction with the Notes exercisable at $0.50.

      In April 2005, under the terms of the Stellar Transaction, the Notes became payable to Stellar McKim LLC, the convertible features of all Notes were eliminated, all warrants associated with the Notes were cancelled and the terms of the notes and all interest accrued on the Notes as of March 31, 2005 were extended to December 31, 2007.

      On January 4, 2006, we borrowed $1.8 million from Stellar McKim LLC. The loan was evidenced by a Promissory Note, dated as of January 4, 2006, and is payable on January 4, 2009. Interest on the outstanding balance of the note accrues at the rate of 9% per annum and is payable annually commencing on the first anniversary of the date of the note. All amounts due under the note are payable, at our option, in cash or in shares of our common stock. In the event that we elect to pay amounts due under the note in shares of our common stock, the shares shall be valued at the average trading price of our common stock for the 20 days immediately preceding the date of payment. All of the proceeds of the loan were paid to the principals of Neulogic.

      Under present circumstances, we believes that its planned results from operations, when combined with the proceeds from the Stellar transaction and proceeds available from the BFI credit facility, or any alternative working capital facility, will be adequate to fund its operations at least through the end of 2006. However, our operating results could be worse than we are expecting, or the BFI credit facility or other credit facility could be canceled. Under such circumstances, without additional financing, there can be no assurance that the Company would have sufficient cash available to meet our obligations as they come due in order to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

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

Revenue recognition

      We provide services to customers for fees that are based on time and materials and fixed fee contracts. Accordingly, revenue is recognized as consulting services are performed. Unbilled revenue is recorded for contract services provided for which billing has not been rendered. Costs reimbursed by its customers are included in revenue for the periods in which the costs are incurred.

      Also, we enter into arrangements to sell products, services, and other arrangements (multiple element arrangements) that include combinations of products. Revenue from product sales and services, net of discounts, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Service revenues are recorded when completed. Deferred revenue primarily represents the excess of amounts billed over contract amounts earned. Other multiple element arrangements require delivery of services in the future. We use objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. Revenue is deferred on the undelivered element based on estimated service periods and recognized when service delivery occurs. Deferred revenues associated with annual fees are recognized over the one year service period.

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

      Stock-based compensation

      Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 123 (Revised 2004), Share-Based Payment (FAS
123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the employee stock purchase plan and restricted stock units based on estimated fair values of these awards over the requisite employee service period. FAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") to provide guidance on FAS 123R. The Company has applied SAB 107 in its adoption of FAS 123R.

      Under FAS 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee's requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company's fiscal year 2006, using the modified prospective application. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled, prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

ITEM 3. CONTROLS AND PROCEDURES

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

      There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for more details.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

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

                                   BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: May 15, 2006.                BY: /s/ Brian S. Burnett
                                       -----------------------------------------
                                       Brian S. Burnett
                                       Chairman and Chief Executive Officer

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