Form 10QSB
period 2006-06-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2006-08-11
CIK 1050025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

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

_______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at July 31, 2006 was 209,707,518.

Transitional Small business Disclosure Format (Check one): Yes ☐; No ☒.

BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
Statements that are not historical facts contained in this Quarterly Report on Form 10-QSB are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of development of the areas where we may sell our services, the market price of our services and products, changes in applicable statutory and regulatory requirements, costs of delivery of our products and services, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, labor relations, the results of financing efforts and the ability to meet capital requirements, and general economic conditions.

PART 1, ITEM 1. FINANCIAL STATEMENTS

BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
($000'S, EXCEPT PER SHARE DATA)

Unaudited
June 30,
2006
ASSETS
Current assets:
Cash	$25
Trade accounts receivable, net of allowance
for doubtful accounts of $6	410
Prepaid expenses and other	93
Total current assets	528
Property and equipment, net	58
Working capital advance in connection with MPI acquisition	300
In-place contracts	989
Customer list	809
Other intangible assets	371
Total assets	$3,055

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$60
Accounts payable	96
Accrued salaries and other expenses	207
Payable to affiliate	872
Deferred revenue	491
Total current liabilities	1,726
Convertible notes payable to affiliate	1,800
Notes payable to affiliate	1,258
Other liabilities - payable to affiliate	101
Commitments and contingencies	-
Stockholders' equity:
Preferred stock, $0.001 par value; 3,000,000 shares authorized;
136,585 shares issued and outstanding in 2006	-
Common stock, $0.001 par value; 747,000,000 shares authorized;
209,707,518 shares issued and outstanding in 2006	210
Additional paid-in capital	100,376
Accumulated deficit	(102,416)
Total stockholders' equity	(1,830)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,055

See notes to condensed consolidated financial statements.

BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($000'S, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005

Revenue	$747	$669	$1,569	$1,425
Cost of revenue	526	483	1,041	1,056
Gross profit	221	186	528	369

Operating expenses:
Selling, general and administrative	444	212	891	431
Depreciation and amortization	89	5	179	10
Total operating expenses	533	217	1,070	441

Loss from operations	(312)	(31)	(542)	(72)

Interest expense, net	(72)	(31)	(145)	(62)
Loss before tax provision	(384)	(62)	(687)	(134)
Income tax provision	-	-
Net loss	$(384)	$(62)	$(687)	$(134)

Net loss per share: basic and diluted
Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Average shares outstanding:
basic and diluted	189,850,375	62,790,441	130,608,070	39,170,427

See notes to condensed consolidated financial statements.

BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($000'S, EXCEPT PER SHARE DATA)

	SIX MONTHS ENDED
	JUNE 30,
	2006	2005

Operating activities:
Net loss	$(687)	$(134)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation and amortization	178	11
Changes in operating assets and liabilities
Trade accounts receivable	(124)	170
Unbilled revenue	-	(17)
Prepaid expenses and other assets	(58)	(17)
Accounts payable	77	(62)
Accrued salaries and other expenses	(18)	(90)
Deferred revenue	131	-
Other liabilities	-	26
Net cash provided (used) by operating activities	(501)	(113)

Investing activities:
Acquistions, net	(1,800)	-
Investment	(300)	-
Net cash used in investing activities	(2,100)	-

Financing activities:
Proceeds from sale of common stock	-	213
Proceeds from sale of preferred stock	-	137
Net borrowings (payments) under line of credit	(91)	(196)
Net borrowings (payments) from affiliate	657
Proceeds from convertible notes payable	1,800	-
Net cash provided (used) by financing activities	2,366	154

Net decrease in cash	(235)	41

Cash:
Beginning of period	260	43
End of period	$25	$84

Supplemental Disclosure:
Interest paid	$7	$7
Non cash acquisiton consideration	$210	$-

See notes to condensed consolidated financial statements.

BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($000’S, EXCEPT SHARE AND PER SHARE DATA)

1. Basis of Presentation

The balance sheet as of June 30, 2006, the statements of operations for the three and six months ended June 30, 2006 and June 30, 2005, respectively, and the statements of cash flows for the six months ended June 30, 2006 and June 30, 2005 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented have been appropriately made.

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

The purchase price of approximately $2.0 million, consisting of cash of $1.8 million and 139,000,000 shares of the Company’s common stock, preliminarily valued at $210, was accounted for as business combination and allocated to the acquired assets and other identified intangibles, as follows (in thousands):

Fair value of assumed liabilities	$(326)
Identified intangible assets acquired:
In place contracts and customer list	1,936
Tradename	150
Developed software	250
Total	$2,010

The value of $210 thousand was estimated based on the April 2005 purchase of the Company by Stellar McKim LLC, this amount could change during the allocation period based on independent valuation of the consideration given or the assets received. Management is presently evaluating the assets acquired and liabilities assumed and such amounts could change during the allocation period.

The valuation of in place contracts, customer list, trade name and developed software represent the fair value of these assets as determined by management based on a preliminary valuation which could change during the allocation period. The allocation period will end in December 2006. All intangible assets are being amortized on a straight-line basis over the estimated useful life of seven years.

Selected unaudited pro forma combined consolidated statement of operations, as if the transaction had occurred at the beginning of the periods reported:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues	747	915	1,569	1,871
Gross profit	221	404	528	751
Gross profit margin	30%	44%	34%	40%
Net loss	(384)	(63)	(687)	(202)
Net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares	209,707,518	189,393,139	208,939,564	172,035,582

3.     Intangible Assets

In January 2006, the Company completed the acquisition of Neulogic (See Note 2) in the first quarter of 2006. Upon the integration of Neulogic, BrightStar created a separate division named Neulogic, Inc., and assigned all operations and assets to Neulogic, Inc.

The following is a summary of the Company's purchased intangible assets as of June 30, 2006 (in thousands):

		Estimated
	Gross	Useful		Net
	Carrying	Life	Accumulated	Carrying
	Amount	(in years)	Amortization	Value
In place contracts	$1,065	7	$76	$989
Customer list	871	7	62	809
Tradename	150	7	11	139
Developed software	250	7	18	232
	$2,336		$167	$2,169

Estimated future amortization expense for purchased intangible assets as of June 30, 2006 is as follows (in thousands):

2006	$165
2007	334
2008	334
2009	334
2010	334
2011	334
2012	334
$2,169

4. Accrued Salaries and Other Expenses

Accrued salaries and other expenses consist of the following:
June 30,
2006
Accrued payroll and payroll taxes	$64
Accrued professional fees	138
Other accrued expenses	5
Total accrued expenses	$207

5. Related Party Transactions

At June 30, 2006, the Company had various balances due to Stellar McKim LLC, its majority shareholder, including notes payable, accrued interest and liabilities related to operating cash advances. Additionally, during 2006, members of Stellar’s management provided executive management services to the Company without charge.

At June 30, 2006, significant balances with Stellar were (in thousands):

June 30,
2006

Accrued liabilities due to Stellar, net	$872
Long term notes payable to Stellar	1,258
Long term other liabilities to Stellar	101
Convertible note payable to Stellar	1,800
$4,031

6. Convertible Note Payable, net

On January 4, 2006, the Company borrowed $1.8 million from Stellar McKim LLC, which owns 74.7% of the outstanding voting power of the Company. The loan was evidenced by a Promissory Note, dated as of January 4, 2006, and is payable on January 4, 2009.  Interest on the outstanding balance of the note accrues at the rate of 9% per annum and is payable annually commencing on the first anniversary of the date of the note.  All amounts due under the note are payable, at the option of the Company, in cash or in shares of BrightStar Stock.  In the event that we elect to pay amounts due under the note in shares of BrightStar Stock, the shares shall be valued at the average trading price of our common stock for the 20 days immediately preceding the date of payment.  No beneficial conversion feature has been recognized in connection with this borrowing, as the conversion price if the company elects to settle in stock is based on the fair value at conversion. All of the proceeds of the loan were paid to the principals of Neulogic.

7.	Net Loss Per Share

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted income loss per share is computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities include incremental common shares issuable upon the exercise of stock options and warrants and conversion of notes payable. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net loss	$(384)	$(62)	$(687)	$(134)
Denominator:
Weighted-average common shares outstanding	189,850,375	50,393,139	130,608,070	33,035,582
Total shares, basic	189,850,375	50,393,139	130,608,070	33,035,582

Effect of dilutive securities:
Add: Dilutive common stock equivalents (1)	-	-	-	-
Total shares, diluted	189,850,375	50,393,139	130,608,070	33,035,582

Basic net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

(1) Diluted EPS for the three and six month period ended June 30, 2006 excludes the effect of approximately 483.7 million common shares potentially issuable upon the exercise of stock options and warrants and the conversion of notes payable, as their inclusion would be anti-dilutive.

8.	Significant Customers

For the second quarter of 2006, the Company had a single customer that accounted for 23% of total revenue.  This customer also accounted for approximately 35% of the Company's total outstanding accounts receivable balance as of June 30, 2006. In addition, the Company had one other customer which accounted for 14% of the Company's total outstanding accounts receivable balance as of June 30, 2006.

For the second quarter of 2005, the Company had a single customer that accounted for 46% of total revenue.  This customer also accounted for approximately 23% of the Company's total outstanding accounts receivable balance as of June 30, 2005.  In addition, the Company had one customer that accounted for 20%, and another customer that each accounted for 12% of total revenue. These two customers accounted for 31% and 9%, respectively, of the Company’s total outstanding accounts receivable balance as of June 30, 2005.

9.	Recently Issued Accounting Standards

In February 2006 the Financial Accounting Standards Board issued Statement No. 155 (“SFAS No 155”), “Accounting for Certain Hybrid Instruments:  An Amendment of FASB Statements No. 133 and 140”.  Management does not believe that this statement will have a significant impact as the company does not use such instruments.

In March 2006 the Financial Accounting Standards Board issued Statement No. 156 (“SFAS No 156”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  Management does not believe that this statement will have a significant impact as the company does not use such instruments.

10.	Commitments and Contingencies

The Company leases office space under an operating lease agreement that expires in September 2008. Minimum future commitments under this agreement for the years ending December 31 are: 2006, $23; 2007, $46; and 2008, $35.

11.	Subsequent Events

On July 25, 2006, the Company entered into a Stock Purchase Agreement (the "Agreement") with Harold Kraft, an individual, Pat Dane, an individual, and MyPublicInfo, Inc., a Delaware corporation (“MPI”). MPI engages in the business of providing background check information as well as other tools designed to prevent identity theft through its website, www.mypublicinfo.com (the “Business”). Pursuant to the Agreement, the Company is to exchange 1,984,273 shares of a new Series B Preferred Stock ("Series B Preferred Stock") in exchange for all of the issued and outstanding common stock of MPI.

In addition, the Company has agreed to negotiate in good faith employment agreements with principals of MPI and entered into a management and administrative services agreement with MPI. The Company is required to invest up to $5 million in MPI to be used for working capital and investment purposes.

On June 9, 2006, the Company released the first $300 of the required investment to MPI. The $300 payment relates to an advance payment of the working capital funding of MPI, made in advance of the acquisition. The advance accrues interest at the prime rate and is payable on a quarterly basis. Upon closing of the acquisition, the advance shall be applied towards the $5 million required cash investment.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Overview

BrightStar Information Technology Group, Inc. (“BrightStar” or “the Company”), founded in April 1998, provides information technology (“IT”) services for its customers. We help organizations maximize their competitive advantage through the implementation and /or support of leading edge enterprise-level packaged-systems applications and legacy software systems by focusing primarily on serving clients in government markets. BrightStar also provides software support and training services to major corporations and recently entered the philanthropic market with the acquisition of Neulogic. We have approximately 30 employees and contractors. The Company has its headquarters in the San Francisco Bay Area with a field office near Dallas, Texas and Columbus, Ohio. We also have other service-delivery locations throughout the United States, including Arizona, Arkansas, California, Florida and Texas.

We generate the vast majority of our revenue from two channels: (1) IT services provided to the commercial and (2) philanthropic markets. We derive most of our revenues from the sales of IT services in the United States, our domestic market.

Acquisition of MyPublicInfo, Inc. On July 25, 2006, we entered into a Stock Purchase Agreement (the "Agreement") with Harold Kraft, an individual, Pat Dane, an individual, and MyPublicInfo, Inc., a Delaware corporation (“MPI”). MPI engages in the business of providing background check information as well as other tools designed to prevent identity theft through its website, www.mypublicinfo.com (the “Business”). Pursuant to the Agreement, we are to exchange 1,984,273 shares of a new Series B Preferred Stock ("Series B Preferred Stock") in exchange for all of the issued and outstanding common stock of MPI.

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

 Financial highlights. Net revenues for the three and six months ended June 30, 2006 were $0.8 million and $1.6 million, slightly higher than the three and six months ended June 30, 2005. While revenues increased slightly, they were driven by a reduction in the demand for our Enterprise Resource Planning (“ERP”) services offset revenues generated by our acquisition of Neulogic. Our operating expenses for the three and six months ended June 30, 2006 were $0.5 million and $1.1 million, compared to $0.2 million and $0.4 for the three and six months ended June 30, 2005. The increase in operating expenses primarily resulted from increases in sales and marketing expenses, as further described below. We expect our spending for the remainder of fiscal 2006 to increase as compared to 2005 as we expand our sales and marketing programs and invest in our organizational infrastructure.

Results of Operations

Revenues. The timing of revenues is difficult to forecast because our sales cycle can be relatively long and is subject to a number of uncertainties, including customers’ budgetary constraints, the timing of customers’ budget cycles, customers’ internal approval processes and general economic conditions. In addition, as is customary in the industry, our engagements generally can be changed or terminated without a significant customer penalty. Our revenue and results of operations may fluctuate significantly from quarter to quarter or year to year because of a number of factors, including, but not limited to, changes in demand for IT services, the effect of changes in estimates to complete fixed fee contracts, the rate of hiring and the productivity of revenue generating personnel, the availability of qualified IT professionals, the significance of customer engagements commenced and completed during a quarter, the number of business days in the quarter, changes in the relative mix of the Company's services, changes in the pricing of the Company's services, the timing and the rate of entrance into new geographic or IT specialty markets, departures or temporary absences of key revenue-generating personnel, the structure and timing of acquisitions, and general economic factors.

For the quarter and six months ended June 30, 2006, revenues were $0.7 million and $1.5 million, consistent with the quarter and six months ended June 30, 2005. Decreases in our commercial IT services resulting from a reduced demand for our enterprise resource planning consulting services were offset by the acquisition of Neulogic and our entry into the philanthropic IT market place.

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

Gross profit as a percentage of revenue for the quarter ended June 30, 2006 increased from 28% to 30% compared to quarter ended June 30, 2005. Gross profit as a percentage of revenue for the six months ended June 30, 2006 increased from 26% to 34% compared to six months ended June 30, 2005, primarily reflecting the inclusion of Neulogic’s operations and change in the mix of services provided to our clients.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) primarily consist of costs associated with (i) corporate overhead, (ii) sales and account management, (iii) telecommunications, (iv) human resources, (v) recruiting and training, and (vi) other administrative expenses.

Selling, general and administrative expenses for the quarter and six months ended June 30, 2006 increased from $0.2 million to $0.4 million or 100% and from $0.4 million to $0.9 million or 125% compared to the quarter and six months ended June 30, 2005, primarily as a result of the acquisition of Neulogic and increased general and administrative services provided to our business, mainly in the areas of sales and marketing, research and development and general corporate administration.

Liquidity and Capital Resources

Historically, we have funded our operations with the proceeds from debt and from cash generated from operations. As of June 30, 2006, we had $25 thousand of cash and cash equivalents. We had an accumulated deficit of approximately $102.4 million as of June 30, 2006.

Net cash used in operating activities totaled $0.5 million for the six months ended June 30, 2006 as compared to cash used in operations of $0.1 million for the six months ended June 30, 2005. Net cash used in operating activities for the six months ended June 30, 2006 resulted primarily from operating losses and increases in accounts receivables and accrued expenses, as a result of including Neulogic’s operations. For the six months ended June 30, 2005, net cash used in operating activities resulted primarily from increases in accounts payable and accrued liabilities.

Net cash used in investing activities totaled $2.1 million for the six months ended June 30, 2006 as compared to no investing activities the six months ended June 30, 2005. For the six months ended June 30, 2006, net cash used in investing activities resulted from the acquisition of Neulogic and investments. There were no investing activities for the six months ended June 30, 2005.

Net cash provided by financing activities was $2.4 million for the six months ended June 30, 2006, as compared to cash provided by financing activities of $154 thousand for the six months ended June 30, 2005. For the six month periods ended June 30, 2006, net cash provided by financing activities consisted of proceeds from the issuance of convertible notes payable and advances from our majority shareholder, partially offset by payments on debt obligations related to the receivables-based revolving line of credit. For the six months ended June 30, 2005, net cash provided by financing activities resulted from proceeds from the sale of common and preferred stock offset by payments on debt obligations related to the receivables-based revolving line of credit.

In December 2002, we negotiated a $750 thousand revolving line of credit based on domestic accounts receivable which accrues interest at a rate of 4% above prime. Accessing the accounts receivable based revolving line of credit is restricted based on qualifying accounts receivable and compliance with certain loan covenants. As of June 30, 2006 the credit facility had an outstanding balance of $60 thousand.

Series 1 Subordinated Promissory Notes (the “Notes”)

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

Under present circumstances, we believes that our planned results from operations, when combined with the proceeds available from the BFI credit facility, or any alternative working capital facility, will be adequate to fund its operations at least through the end of 2006. However, our operating results could be worse than we are expecting, or the BFI credit facility or other credit facility could be canceled. Under such circumstances, without additional financing, there can be no assurance that the Company would have sufficient cash available to meet our obligations as they come due in order to continue as a going concern.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses BrightStar’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 123 (Revised 2004), Share-Based Payment (FAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the employee stock purchase plan and restricted stock units based on estimated fair values of these awards over the requisite employee service period. FAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), which the Company previously followed in accounting for stock-based awards. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide guidance on FAS 123R. The Company has applied SAB 107 in its adoption of FAS 123R.

Under FAS 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using the modified prospective application. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled, prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

As of March 31, 2006, all stock option issued by the Company are fully vested, accordingly, no stock-based compensation costs have been recognized by the Company.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate based on the evaluation of these controls and procedures required by paragraph (b) of the Exchange Act Rules 13a-15 or 13d-15.

(b) Changes in internal controls. During our last fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material changes from the information previously reported under Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for more details.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

4.15 - Certificate of Designation, Preferences and Rights of Series B Preferred Stock.

10.46 - Stock Exchange Agreement by and among BrightStar Information Technology Group, Inc., MyPublicInfo, Inc., Harold Kraft, Pat Dane and investors.

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

BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: August 10, 2006.	BY:	/s/ Brian S. Burnett
Brian S. Burnett
Chairman and Chief Executive Officer

INDEX TO EXHIBITS
EXHIBIT
NUMBER	DESCRIPTION

4.15 –	Certificate of Designation, Preferences and Rights of Series B Preferred Stock.

10.46 –	Stock Exchange Agreement by and among BrightStar Information Technology Group, Inc., MyPublicInfo, Inc., Harold Kraft, Pat Dane and investors.

31.1 –	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 –	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 –	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1360

32.2 –	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1360