Form 10QSB
period 2006-09-30
BRIGHTSTAR INFORMATION TECHNOLOGY GROUP INC
filed 2006-12-22
CIK 1050025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER: 000-23889

_______________

BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

DELAWARE	76-0553110
(STATE OF OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at December 21, 2006 was 209,707,518.

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

PART 1, ITEM 1. FINANCIAL STATEMENTS

BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
($000'S, EXCEPT PER SHARE DATA)

Unaudited
September 30,
2006
ASSETS
Current assets
Cash	$56
Trade accounts receivable, net of allowance of $12	545
Prepaid expenses and other	98
Total current assets	699
Property and equipment, net	51
Receivable from affiliate	303
Receivable from MPI	1,674
In-place contracts	951
Customer list	777
Other intangible assets	358
Total assets	$4,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Line of credit	$159
Accounts payable	137
Accrued salaries and other expenses	260
Payable to Stellar	697
Deferred revenue	553
Total current liabilities	1,806
Convertible notes payable to Stellar	1,800
Convertible notes payable to Vantage - (A Related Party)	1,983
Notes payable to Stellar	1,258
Other liabilities - payable to Stellar	101
Commitments and contingencies	—
Stockholders' equity:
Preferred stock, $0.001 par value: 3,000,000 shares authorized;
136, 585 shares issued and outstanding	—
Common stock, $0.001 par value; 747,000,000 shares authorized;
209,707,518 shares issued and outstanding	210
Additional paid-in capital	100,376
Accumulated deficit	(102,721)
Total stockholders' equity	(2,135)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,813

See notes to condensed consolidated financial statements.

BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($000'S, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005

Revenue	$814	$534	$2,383	$1,959
Cost of revenue	512	396	1,553	1,452
Gross profit	302	138	830	507

Operating expenses:
Selling, general and administrative	440	209	1,332	640
Depreciation and amortization	89	5	269	15
Total operating expenses	529	214	1,601	655

Loss from operations	(227)	(76)	(771)	(148)

Interest expense, net	(77)	(32)	(220)	(93)
Loss before tax provision	(304)	(108)	(991)	(241)
Income tax provision	—	—
Net loss	$(304)	$(108)	$(991)	$(241)

Net loss per share: basic and diluted
Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Average shares outstanding:
basic and diluted	209,707,520	70,707,518	157,264,296	49,798,310

See notes to condensed consolidated financial statements.

BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($000'S, EXCEPT PER SHARE DATA)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005

Operating activities:
Net loss	$(991)	$(241)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation and amortization	269	15
Change in allowance for doubtful accounts	9
Changes in operating assets and liabilities
Trade accounts receivable	(285)	199
Unbilled revenue	—	(20)
Prepaid expenses and other assets	254	(16)
Accounts payable	118	(5)
Accrued salaries and other expenses	35	(133)
Deferred revenue	191	—
Other liabilities	—	26
Net cash provided (used) by operating activities	(400)	(175)

Investing activities:
Acquistions, net	(1,800)	—
Investment	(2,277)	—
Net cash used in investing activities	(4,077)	—

Financing activities:
Proceeds from sale of common and preferred stock	—	350
Net borrowings (payments) under line of credit	8	(199)
Net borrowings (payments) from affiliate	3,783	—
Proceeds from convertible notes payable	482	—
Net cash provided (used) by financing activities	4,273	151

Net decrease in cash	(204)	(24)

Cash:
Beginning of period	260	43
End of period	$56	$19

Supplemental Disclosure:
Interest paid	$21	$21
Non cash acquisiton consideration	$210	$—

See notes to condensed consolidated financial statements.

BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($000’S, EXCEPT SHARE AND PER SHARE DATA)

1. Basis of Presentation

The balance sheet as of September 30, 2006, the statements of operations for the three and nine months ended September 30, 2006 and September 30, 2005, respectively, and the statements of cash flows for the nine months ended September 30, 2006 and September 30, 2005 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at September 30, 2006 and for all periods presented have been appropriately made.

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

The valuation of in place contracts, customer list, trade name and developed software represent the fair value of these assets as determined by management based on a preliminary valuation which could change during the allocation period. The allocation period will end in December 2006. The Company anticipates completing the final valuation during the fourth quarter of 2006. All intangible assets are being amortized on a straight-line basis over the estimated useful life of seven years.

Selected unaudited pro forma combined consolidated statement of operations, as if the transaction had occurred at the beginning of the periods reported:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	814	781	2,383	2,652
Gross profit	302	349	830	1,100
Gross profit margin	37%	45%	35%	41%
Net loss	304	364	991	376
Net loss per share	$0.00	$0.00	$0.00	$0.00
Weighted average number of shares	209,707,518	209,707,518	209,707,518	188,798,310

3.     Intangible Assets

In January 2006, the Company completed the acquisition of Neulogic (See Note 2) in the first quarter of 2006. Upon the integration of Neulogic, BrightStar created a separate division named Neulogic, Inc., and assigned all operations and assets to Neulogic, Inc.

The following is a summary of the Company's purchased intangible assets as of September 30, 2006 (in thousands):

		Estimated
	Gross	Useful		Net
	Carrying	Life	Accumulated	Carrying
	Amount	(in years)	Amortization	Value
In place contracts	$1,065	7	$114	$951
Customer list	871	7	94	777
Tradename	150	7	14	136
Developed software	250	7	27	223
	$2,336		$249	$2,087

Estimated future amortization expense for purchased intangible assets as of September 30, 2006 is as follows (in thousands):

2006	$83
2007	334
2008	334
2009	334
2010	334
2011	334
2012	334
$2,087

4. Accrued Salaries and Other Expenses

Accrued salaries and other expenses consist of the following:

September 30,
2006
Accrued payroll and payroll taxes	$98
Accrued professional fees	71
Other accrued expenses	91
Total accrued expenses	$260

5. Related Party Transactions

At September 30, 2006, the Company had various balances due to Stellar McKim LLC, its majority shareholder, including notes payable, accrued interest and liabilities related to operating cash advances. Additionally, during 2006, members of Stellar’s management provided executive management services to the Company without charge.

At September 30, 2006, significant balances with Stellar were (in thousands):

September 30,
2006

Accrued liabilities due to Stellar, net	$658
Long term notes payable to Stellar	1,258
Long term other liabilities to Stellar	101
Convertible note payable to Stellar	1,800
$3,817

Additionally, at September 30, 2006, the Company had a $5.0 million convertible promissory note agreement due to The Vantage Funds (Vantage), an investment fund; see Note 6 for the terms of the convertible note. A member of the Company’s Board of Directors serves as a trustee of Vantage. On March 31, 2005, Vantage entered into a $0.3 million loan agreement with MPI (MPI Note). The loan was evidenced by a Promissory Note, dated as of March 31, 2005, and is payable on May 29, 2008.  Interest on the outstanding balance of the note accrues at the rate of 6% per annum and is payable quarterly or at maturity. All amounts due under the note are payable, at the option of MPI, in cash or in shares of MPI Stock. Upon conversion of the MPI Note, Vantage will become a 10% owner of MPI. MPI is an acquisition target of BrightStar. MPI will elect to convert the MPI Note upon closure of the acquisition transaction between BrightStar and MPI.

Also, upon closure of the acquisition agreement between the Company and MPI:

•
The Company will issue 1,984,273 shares of newly formed Series B Preferred Stock (Series B) to the current stockholders’ of MPI, which will include Vantage once the MPI Note is converted into shares of MPI stock, in exchange for all of the issued and outstanding common stock of MPI.

•	Holders of Series B will be entitled to receive 70% of any future MPI net profit distributions and, in the event of liquidation by the Company of MPI,
•	Holders of Series B will be entitled to receive a pro rate share of the net proceeds of the sale of MPI.
•	In the event of this transaction failing to close, MPI will seek third party financing to repay the bridge loan to the Company.

The preliminary stock exchange agreement between the Company and MPI was originally entered into on July 25, 2006. Due to continued negotiations, executive availability and MPI shareholder approval the acquisition was unable to be closed at September 30, 2006. Please see note 10 below.

The Company has also entered into loan agreements with two members of MPI’s executive team to lend $0.3 million to the executives. The loans are evidenced by Promissory Notes, dated as of July 26, 2006, and are payable on August 1, 2009. Interest on the outstanding balance of the notes accrues at Libor plus 0.5% and is payable on August 1, 2009. As of September 30, 2006, the Company was entitled to receive approximately $0.3 million under these agreements.

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

On May 19, 2006, the Company entered into a promissory note agreement with Vantage to borrow up to $5.0 million. The loan was evidenced by a Promissory Note, dated as of May 19, 2006, and is payable on May 19, 2011. Interest on the outstanding balance of the note accrues at Prime plus 2% and is payable on the annual anniversary of the note. All accrued interest due under the note are payable, at the option of the Company, in cash or in shares of BrightStar Stock, valued at the fair market value as determined in good faith by the Board of Directors of the Company. The proceeds from this agreement have been invested in MPI via bridge financing to the company of $1.6 million and loans to two members of MPI’s executive team of $0.3 million, see Note 5 for further detail. As of September 30, 2006, the Company owed approximately $2.0 million under this agreement.

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

8. Significant Customers

For the third quarter of 2006, the Company had a single customer that accounted for 38% of total revenue.  This customer also accounted for approximately 30% of the Company's total outstanding accounts receivable balance as of September 30, 2006. In addition, the Company had two other customers which accounted for 11% each of the Company's total outstanding accounts receivable balance as of September 30, 2006.

For the third quarter of 2005, the Company had four customers that accounted for approximately 55%, 15%, 11% and 8% of the total revenue respectively. For the first nine months of 2005, these customers accounted for approximately 47%, 17%, 13% and 8% of total revenue respectively. These customers also accounted for approximately 31%, 18%, 16% and 16% respectively, of the Company's total outstanding accounts receivable balances as of September 30, 2005.

9.  Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. Management does not believe that this statement will have a significant impact as the company does not offer retirement benefits.

In September 2006, FASB issued Statement No. 157 “Fair Value Measurements”. Management does not believe that this statement will have a significant impact as the company maintains its accounts at fair value.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years beginning after November 15, 2006, and is not expected to have a material impact on the Company’s consolidated financial statements.

10.  Subsequent Event

Subsequent to September 30, 2006, the Company entered into a preliminary agreement with Vantage to transfer the bridge loan receivable from MPI, the promissory notes receivable from two members of MPI’s executive team and all accrued interest on both the loan receivable and promissory notes to Vantage, in full and final payment of all monies and accrued interest due from the Company to Vantage at the date of transfer. It is expected that this transaction will be completed prior to December 31st 2006.

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

Overview

BrightStar Information Technology Group, Inc. (“BrightStar” or “the Company”), founded in April 1998, provides information technology (“IT”) services for its customers. We help organizations maximize their competitive advantage through the implementation and /or support of leading edge enterprise-level packaged-systems applications and legacy software systems by focusing primarily on serving clients in government markets. BrightStar also provides software support and training services to major corporations and recently entered the philanthropic market with the acquisition of Neulogic. We have approximately 50 employees and contractors. The Company has its headquarters in the San Francisco Bay Area with a field office near Dallas, Texas and Columbus, Ohio. We also have other service-delivery locations throughout the United States, including Arizona, Arkansas, California, Florida and Texas.

We generate the vast majority of our revenue from two channels: (1) IT services provided to the commercial and (2) philanthropic markets. We derive most of our revenues from the sales of IT services in the United States, our domestic market.

Acquisition of MyPublicInfo, Inc. On July 25, 2006, we entered into a Stock Purchase Agreement (the "Agreement") with Harold Kraft, an individual, Pat Dane, an individual, and MyPublicInfo, Inc., a Virginia corporation (“MPI”). MPI engages in the business of providing background check information as well as other tools designed to prevent identity theft through its website, www.mypublicinfo.com (the “Business”). Pursuant to the Agreement, we are to exchange 1,984,273 shares of a new Series B Preferred Stock ("Series B Preferred Stock") in exchange for all of the issued and outstanding common stock of MPI. As of September 30, 2006, the transaction with MPI had not closed. We have advanced MPI approximately $1.6 million, from proceeds from a debt agreement with The Vantage Funds.

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

 Financial highlights. Net revenues for the three and nine months ended September 30, 2006 were $0.8 million and $2.4 million, significantly higher than the three and nine months ended September 30, 2005. Revenues increased due to our acquisition of Neulogic. Our operating expenses for the three and nine months ended September 30, 2006 were $0.5 million and $1.6 million, compared to $0.2 million and $0.7 million for the three and nine months ended September 30, 2005. The increase in operating expenses primarily resulted from increases in sales and marketing expenses, as further described below. We expect our spending for the remainder of fiscal 2006 to increase as compared to 2005 as we expand our sales and marketing programs and invest in our organizational infrastructure.

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

For the quarter and nine months ended September 30, 2006, revenues were $0.8 million and $2.4 million, significantly higher than the quarter and nine months ended September 30, 2005. The increase is due to our entry into the philanthropic IT market place.

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

Gross profit as a percentage of revenue for the quarter ended September 30, 2006 increased from 26% to 37% compared to quarter ended September 30, 2005. Gross profit as a percentage of revenue for the nine months ended September 30, 2006 increased from 26% to 35% compared to nine months ended September 30, 2005, primarily reflecting the inclusion of Neulogic’s operations and change in the mix of services provided to our clients.

Selling, general and administrative expenses. Selling, general and administrative expenses (SG&A) primarily consist of costs associated with (i) corporate overhead, (ii) sales and account management, (iii) telecommunications, (iv) human resources, (v) recruiting and training, and (vi) other administrative expenses.

Selling, general and administrative expenses for the quarter and nine months ended September 30, 2006 increased from $0.2 million to $0.4 million or 100% and from $0.6 million to $1.3 million or 117% compared to the quarter and nine months ended September 30, 2005, primarily as a result of the acquisition of Neulogic and increased general and administrative services provided to our business, mainly in the areas of sales and marketing, research and development and general corporate administration.

Liquidity and Capital Resources

  Historically, we have funded our operations with the proceeds from debt and from cash generated from operations. As of September 30, 2006, we had $56 thousand of cash and cash equivalents. We had an accumulated deficit of approximately $102.7 million as of September 30, 2006.

Net cash used in operating activities totaled $0.4 million for the nine months ended September 30, 2006 as compared to cash used in operations of $0.2 million for the nine months ended September 30, 2005. Net cash used in operating activities for the nine months ended September 30, 2006 resulted primarily from operating losses and increases in accounts receivables and accrued expenses, as a result of including Neulogic’s operations. For the nine months ended September 30, 2005, net cash used in operating activities resulted primarily from operating losses.

Net cash used in investing activities totaled $4.1 million for the nine months ended September 30, 2006 as compared to no investing activities the nine months ended September 30, 2005. For the nine months ended September 30, 2006, net cash used in investing activities resulted from the acquisition of Neulogic and investments in MPI. There were no investing activities for the nine months ended September 30, 2005.

Net cash provided by financing activities was $4.3 million for the nine months ended September 30, 2006, as compared to cash provided by financing activities of $0.2 million for the nine months ended September 30, 2005. For the nine month periods ended September 30, 2006, net cash provided by financing activities consisted of advances from our majority shareholder and other affiliates, partially offset by payments on debt obligations related to the receivables-based revolving line of credit. For the nine months ended September 30, 2005, net cash provided by financing activities resulted from proceeds from the sale of common and preferred stock offset by payments on debt obligations related to the receivables-based revolving line of credit.

In December 2002, we negotiated a $750 thousand revolving line of credit based on domestic accounts receivable which accrues interest at a rate of 4% above prime. Accessing the accounts receivable based revolving line of credit is restricted based on qualifying accounts receivable and compliance with certain loan covenants. As of September 30, 2006 the credit facility had an outstanding balance of $0.2 million.

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

On May 19, 2006, we entered into a promissory note agreement with The Vantage Funds (Vantage) to borrow up to $5.0 million. The loan was evidenced by a Promissory Note, dated as of May 19, 2006, and is payable on May 19, 2011. Interest on the outstanding balance of the note accrues at Prime plus 2% and is payable on the annual anniversary of the note. All accrued interest due under the note are payable, at our option, in cash or in shares of our common stock, valued at the fair market value as determined in good faith by our Board of Directors.  As of September 30, 2006, we owed approximately $2.0 million under this agreement. This note is between related parties and should not be considered an improvement of our creditworthiness.

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

Item 1A. Risk Factors

Collection related to long term receivables. BrightStar has entered into agreements, which allow it to access to up to $5.0 million to finance acquisitions. BrightStar has accessed these funds to fund its acquisition of MPI. Any disruption of the operations or cash flows of MPI could have a significant negative impact on BrightStar’s ability to collect on those receivables and could negatively impact BrightStar’s ability to satisfy its obligations. Currently, MPI does not have the financial resources to repay the bridge loan if requested to do so immediately.

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

BRIGHTSTAR INFORMATION TECHNOLOGY GROUP, INC.

Date: December 21, 2006.	By:	/s/ James J. Cahill
James J. Cahill Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1 -	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1360

32.2 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1360